Form 10-Q
period 1997-03-31
FIRST SIERRA FINANCIAL INC
filed 1997-06-30
CIK 1034812

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                             COMMISSION FILE NUMBER
                                    0-22525

                             ---------------------

                          FIRST SIERRA FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0438432
           (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)
       TEXAS COMMERCE TOWER, SUITE 7050                            77002
              600 TRAVIS STREET                                  (Zip Code)
                HOUSTON, TEXAS
   (Address of principal executive offices)

                                 (713) 221-8822
              (Registrant's telephone number, including area code)

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No [X]

     The number of shares outstanding of the registrant's no par value Common Stock at June 30, 1997 was 8,716,884.

================================================================================

                          FIRST SIERRA FINANCIAL, INC.

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION:
Item 1.   Financial Statements:
          Consolidated Balance Sheets -- December 31, 1996 and March
            31, 1997 (unaudited)......................................      3
          Consolidated Statements of Operations -- Three months ended
            March 31, 1996 and 1997 (unaudited).......................      4
          Consolidated Statement of Stockholders' Equity -- Three
            months ended March 31, 1997 (unaudited)...................      5
          Consolidated Statements of Cash Flows -- Three months ended
            March 31, 1996 and 1997 (unaudited).......................      6
          Notes to Consolidated Financial Statements..................      7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................  12-15
PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................     16
SIGNATURES............................................................     17

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                          DECEMBER 31,     MARCH 31,
                                              1996           1997
                                          ------------    -----------
                                                          (UNAUDITED)
LEASE FINANCING RECEIVABLES, net........    $61,270         $31,141
INVESTMENT IN TRUST CERTIFICATES........      9,534          14,881
NOTE RECEIVABLE.........................         --           4,880
GOODWILL AND OTHER INTANGIBLE ASSETS,
  net...................................      3,615           4,318
CASH AND CASH EQUIVALENTS...............      2,598           3,026
FURNITURE AND EQUIPMENT, net............      1,049           1,429
OTHER ASSETS............................      1,276             869
                                            -------         -------
          Total assets..................    $79,342         $60,544
                                            =======         =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
DEBT:
  Warehouse credit facilities...........    $52,380         $27,903
  Subordinated note payable.............      9,000           9,000
OTHER LIABILITIES:
  Holdback reserve payable..............      6,523           7,686
  Accounts payable and accrued
     liabilities........................      3,929           6,296
  Deferred income taxes.................      1,366           2,241
                                            -------         -------
          Total liabilities.............     73,198          53,126
                                            -------         -------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK..............      3,890           3,890
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
     25,000,000 shares authorized,
     5,696,310 shares issued and
     outstanding........................         57              57
  Additional paid-in capital............        730             730
  Retained earnings.....................      1,467           2,741
                                            -------         -------
          Total stockholders' equity....      2,254           3,528
                                            -------         -------
          Total liabilities and
            stockholders' equity........    $79,342         $60,544
                                            =======         =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1997 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
GAIN ON SALE OF LEASE FINANCING RECEIVABLES.................  $   --    $2,587
INTEREST INCOME.............................................   1,851     2,315
SERVICING INCOME............................................     130       533
OTHER INCOME................................................      29        85
                                                              ------    ------
          Total revenues....................................   2,010     5,520
                                                              ------    ------
INTEREST EXPENSE............................................   1,422     1,653
SALARIES AND BENEFITS.......................................     314       732
PROVISION FOR CREDIT LOSSES.................................      51       294
DEPRECIATION AND AMORTIZATION...............................      29       161
OTHER GENERAL AND ADMINISTRATIVE............................     205       491
                                                              ------    ------
          Total expenses....................................   2,021     3,331
                                                              ------    ------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES...     (11)    2,189
PROVISION (BENEFIT) FOR INCOME TAXES........................      (4)      876
                                                              ------    ------
NET INCOME (LOSS)...........................................      (7)    1,313
                                                              ======    ======
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE....  $(0.00)   $ 0.21
                                                              ======    ======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                           COMMON STOCK
                                        -------------------    ADDITIONAL    RETAINED         TOTAL
                                         NUMBER                 PAID-IN      (DEFICIT)    STOCKHOLDERS'
                                        OF SHARES    AMOUNT     CAPITAL      EARNINGS        EQUITY
                                        ---------    ------    ----------    ---------    -------------
BALANCE, December 31, 1996............  5,696,310     $57         $730         $1,467        $2,254
  Net income..........................         --      --           --          1,313         1,313
  Preferred stock dividends...........         --      --           --            (39)          (39)
                                        ---------     ---         ----         ------        ------
BALANCE, March 31, 1997...............  5,696,310     $57         $730         $2,741        $3,528
                                        =========     ===         ====         ======        ======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1996        1997
                                                              --------    ---------
CASH FLOWS FROM OPERATIONS:
  Net income (loss).........................................  $     (7)   $   1,313
  Reconciliation of net income (loss) to cash provided by
     operations --
     Depreciation and amortization..........................        29          161
     Provision for credit losses............................        51          294
     Gain on sale of lease financing receivables............        --       (2,587)
     Decrease (increase) in other assets....................      (265)         530
     Increase (decrease) in accounts payable and accrued
      liabilities...........................................      (339)       2,266
     Increase in holdback reserve payable...................       575        1,239
     Deferred income tax provision (benefit)................        (4)         876
                                                              --------    ---------
          Net cash provided by operations...................        40        4,092
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Funding of lease financing receivables....................   (25,112)     (60,549)
  Principal payments received on lease financing
     receivables............................................     3,933        4,120
  Proceeds from sales of lease financing receivables, net of
     trust certificates retained............................        --       83,146
  Additions to furniture and equipment......................       (73)        (316)
  Investment in note receivable.............................        --       (4,880)
  Cash used in acquisitions, net of cash acquired...........        --         (922)
                                                              --------    ---------
          Net cash provided by (used in) investing
            activities......................................   (21,252)      20,599
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from warehouse credit facilities, net of
     repayments.............................................    21,132      (24,263)
                                                              --------    ---------
          Net cash provided by (used in) financing
            activities......................................    21,132      (24,263)
                                                              --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (80)         428
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       876        2,598
                                                              --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    796    $   3,026
                                                              ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid......................................  $     --    $      --
                                                              ========    =========
     Interest paid..........................................  $  1,268    $   1,242
                                                              ========    =========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that was formed in June 1994 to acquire and originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $17,000.) The Company initially funds the acquisition or origination of its leases through its warehouse credit facilities and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program.

     On February 27, 1997, the Board of Directors of the Company approved a stock split whereby 5.47 shares of common stock were issued for each outstanding share of common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-22629). The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

  Earnings Per Share

     Earnings per share amounts are calculated based on the net income (loss) divided by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of options, warrants and convertible redeemable preferred stock.

     The weighted average number of shares of common stock and common stock equivalents outstanding used for computing earnings or loss per share was 6,283,736 and 6,324,404, during the quarters ended March 31, 1996 and 1997, respectively. Primary and fully diluted earnings per share are the same for each period presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.00 and $.23 for the quarters ended March 31, 1996 and 1997, respectively while diluted EPS would have been $.00 and $.21, respectively.

  Exposure to Credit Losses

     The Company provides an allowance for credit losses for leases which are considered impaired during the period from the funding of the leases through the date such leases are sold through the Company's securitization program. Estimated losses on leases that are considered impaired and have been sold through the Company's securitization program are taken into consideration in the valuation of the Company's investment in Trust Certificates retained in securitization transactions.

     The following table sets forth certain information as of December 31, 1996, and March 31, 1997, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                                  AS OF DECEMBER 31, 1996                   AS OF MARCH 31, 1997
                           -------------------------------------   ---------------------------------------
                           PRIVATE                                 PRIVATE
                            LABEL     BROKER   VENDOR    TOTAL      LABEL     BROKER    VENDOR     TOTAL
                           --------   ------   ------   --------   --------   -------   -------   --------
Gross leases
  outstanding............  $244,049   $9,715   $3,470   $257,234   $280,036   $23,407   $10,518   $313,961
31 - 60 days past due....      2.46%    1.69%    0.00%      2.40%      2.21%     0.73%     0.17%      2.03%
61 - 90 days past due....      0.81%    0.29%    0.00%      0.78%      0.81%     0.17%     0.00%      0.74%
Over 90 days past due....      0.35%    0.00%    0.00%      0.33%      0.48%     0.00%     0.00%      0.43%
                           --------   ------   ------   --------   --------   -------   -------   --------
         Total past
           due...........      3.62%    1.98%    0.00%      3.51%      3.50%     0.90%     0.17%      3.20%

     The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the quarters ended March 31, 1996 and 1997 (in thousands):

                                                    PRIVATE   BROKER AND
                                                     LABEL      VENDOR
                                                    PROGRAM   PROGRAMS(1)   TOTAL
                                                    -------   -----------   -----
Balance at December 31, 1995......................   $ 420       $  --      $ 420
Provision for credit losses.......................      51          --         51
                                                     -----       -----      -----
Balance at March 31, 1996.........................   $ 471       $  --      $ 471
                                                     =====       =====      =====
Balance at December 31, 1996......................   $ 314       $ 211      $ 525
Provision for credit losses.......................      89         205        294
Charge-offs, net of recoveries....................      --          --         --
Reduction of allowance for leases sold............    (244)       (265)      (509)
                                                     -----       -----      -----
Balance at March 31, 1997.........................   $ 159       $ 151      $ 310
                                                     =====       =====      =====

---------------
(1) The Company established its Broker and Vendor programs in July 1996.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1996 and March 31, 1997 (dollars in thousands):

                                                              DECEMBER 31,    MARCH 31,
                                                                  1996          1997
                                                              ------------    ---------
Leases outstanding under the Private Label program (1)......    $202,523      $230,335
                                                                ========      ========

Recourse to Sources available...............................    $ 19,480        27,697
Holdback reserves outstanding...............................       6,523      $  7,686
                                                                --------      --------
Total recourse and holdback reserves available..............    $ 26,003      $ 35,383
                                                                ========      ========
Ratio of recourse and holdback reserves outstanding to total
  leases outstanding under the Private Label program(2).....       12.84%        15.36%
                                                                ========      ========

---------------

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

(2) The specific level of credit protection varies for each Private Label Source. Specific levels of credit protection by Source are considered by management in determining the allowance for credit losses and the valuation of the Company's investment in Trust Certificates retained in securitization transactions.

     The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Private Label program for the periods indicated (dollars in thousands):

                                                              QUARTER ENDED MARCH 31,
                                                              ------------------------
                                                                1996           1997
                                                              ---------     ----------
Average balance of leases acquired pursuant to the Private
  Label program outstanding during the period(1)............    $77,117       $216,932
                                                                =======       ========
Total amount of leases triggering action under recourse and
  holdback provisions during the period.....................    $    45       $  1,390
Amounts recovered under recourse provisions.................          5          1,284
Amounts recovered pursuant to holdback reserves.............         40            106
                                                                -------       --------
Total amounts recovered.....................................         45          1,390
                                                                -------       --------
Net loss experienced on leases acquired pursuant to the
  Private Label program.....................................    $    --       $     --
                                                                =======       ========
Net default ratio...........................................       0.00%          0.00%
                                                                =======       ========

---------------

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

3. ACQUISITIONS

     On February 4, 1997, the Company acquired certain assets and liabilities of Lease Pro, Incorporated (Lease Pro) for approximately $900,000 in cash. Lease Pro is located in Atlanta, Georgia and has a significant presence in the national market for veterinary equipment financing. The pro forma results of operations of Lease Pro would not be materially different from the amounts of revenues, net income or earnings per share reflected on the accompanying statements of operations for the three months ended March 31, 1996 and 1997, had such acquisition taken place as of January 1, 1996 and 1997, respectively.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

4. LEASE FINANCING RECEIVABLES

     The Company's lease financing receivable balance at December 31, 1996 and March 31, 1997, consists of the following (in thousands):

                                                              DECEMBER 31,    MARCH 31,
                                                                  1996          1997
                                                              ------------    ---------
Minimum lease payments......................................    $ 75,945       $38,819
Estimated unguaranteed residual value.......................       1,044           824
Initial direct costs........................................         895           387
Unearned income.............................................     (16,089)       (8,579)
Allowance for credit losses.................................        (525)         (310)
                                                                --------       -------
  Lease financing receivables, net..........................    $ 61,270       $31,141
                                                                ========       =======

  Sales of Leases

     On March 31, 1997, the Company entered into a securitized warehouse facility with Prudential Securities Credit Corporation ("Prudential") (the "Prudential Securitized Warehouse Facility), pursuant to which, on an on-going basis, the Company will transfer and sell lease receivables to a wholly-owned, bankruptcy remote special purpose subsidiary, which will sell such receivables to a trust. The trust is structured such that it will issue two classes of certificates of beneficial ownership, a senior certificate, which has a limit of $75 million and will be owned by Prudential, and a residual interest which will be owned by the Company's subsidiary. Transfers and sales of lease receivables pursuant to the Prudential Securitized Warehouse Facility are accounted for as sales under generally accepted accounting principles and the related gains on sales are recognized on the date of such transfers. Investments made by Prudential in the senior certificate will earn a stated rate of return of 30-day LIBOR plus 0.90%.

     On March 31, 1997, the Company transferred and sold leases with an aggregate principal balance of $77.5 million, net of unearned income, initial direct costs and allowance for credit losses, to a trust pursuant to the Prudential Securitized Warehouse Facility. Senior certificates with an aggregate principal balance of $73.8 million were retained by Prudential, while residual interests in the trust were retained by the Company. The Company recognized a gain of $2.2 million upon transfer and sale of the leases to the trust.

     Additionally, the Company sold leases with an aggregate principal balance of $8.9 million, net of unearned income, capitalized initial direct costs and allowance for credit losses, during the quarter ended March 31, 1997, pursuant to terms of outstanding securitization transactions which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing. The Company recognized gains of $.4 million in conjunction with such sales.

5. NOTE RECEIVABLE

     During the quarter ended March 31, 1997, the Company advanced $4.9 million pursuant to a note receivable with Heritage Credit Services, Inc. ("Heritage"). The note receivable is secured by lease financing receivables originated and owned by Heritage and has a stated maturity date of May 31, 1997. The note receivable was eliminated in conjunction with the Company's acquisition of Heritage in May 1997 (see Note 7).

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

6. DEBT

     Debt consisted of the following as of December 31, 1996 and March 31, 1997 (in thousands):

                                                              DECEMBER 31,    MARCH 31,
                                                                  1996          1997
                                                              ------------    ---------
Warehouse credit facilities --
  First Union National Bank of North Carolina...............    $12,238        $27,903
  Prudential Securities Credit Corporation..................     40,142             --
                                                                -------        -------
Total warehouse credit facilities...........................     52,380         27,903
Subordinated note payable...................................      9,000          9,000
                                                                -------        -------
                                                                $61,380        $36,903
                                                                =======        =======

7. SUBSEQUENT EVENTS

     On May 20, 1996, the Company consummated its initial public offering of Common Stock through the sale of 2,000,000 shares of Common Stock (the "Offering"). In June 1997, the underwriters of the Company's offering exercised their overallotment option and purchased an additional 300,000 shares of Common Stock of the Company. The Company received net proceeds of approximately $16.4 million from the Offering and the exercise of the underwriters' option related thereto. Concurrent with the Offering, the Company acquired the outstanding common stock of Heritage Credit Services, Inc. for $6.4 million in cash, subordinated notes and common stock. Additionally, the Company used a portion of the proceeds of the Offering to repay in full the outstanding subordinated note payable with one of the Company's stockholders.

     On May 31, 1997, the Company acquired certain assets and liabilities of Universal Fleet Leasing, Inc. ("UFL") for cash and stock of the Company. Total consideration was less than $1 million. UFL is located in Houston, Texas and focuses on developing vendor relationships, primarily in the Houston area.

     Subsequent to March 31, 1997, the Company modified the warehouse credit facility with First Union National Bank of North Carolina ("First Union") to increase the level of borrowings available under such facility to $90 million and to extend the maturity date for such facility to July 31, 1997.

     In June 1997, the Company completed a warehouse facility with Dresdner Bank AG and ContiFinancial Corporation that provides for borrowings up to $50 million at a rate of interest equal to the 30-day LIBOR plus 1.25%.

     In June 1997, the Company entered into a new $5 million subordinated revolving credit facility with one of its stockholders, with the commitment level decreasing $1 million per year. Advances under this facility will bear interest at $11.00% per annum.

     In June 1997, the Company entered into a securitized warehouse facility with First Union (the "First Union Securitized Warehouse Facility"). The structure of the First Union Securitized Warehouse Facility is substantially the same as the Prudential Securitized Warehouse Facility. The senior certificates issued pursuant to the First Union Securitized Warehouse Facility will have a limit of $90 million and will earn a stated return of either 30-day LIBOR plus 0.75% or the Commercial Paper index rate plus 0.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations for the Three Months Ended March 31, 1996 and 1997

     As a fundamental part of its business and financing strategy, the Company sells the leases it acquires or originates through securitization transactions and other structured finance techniques. During the three months ended March 31, 1997, the Company sold leases with an aggregate principal balance of $86.4 million, net of unearned income through the Company's securitization program. The Company recognized gains of $2.6 million upon such sales and retained Trust Certificates in the related trust with an allocated cost basis of $5.7 million. The Company did not sell any leases during the three month period ended March 31, 1996.

     Interest income increased $464,000, or 25%, from $1.8 million for the three months ended March 31, 1996 to $2.3 million for the three months ended December 31, 1997. The increase was primarily related to $278,000 of interest income recognized during the three months ended March 31, 1997 on Trust Certificates retained by the Company in securitization transactions. The remaining difference is a result of a 6% increase in the average lease receivable balance outstanding and a 56 basis point increase in the average rate earned on leases outstanding. The increase in the average rate is directly related to the origination of leases under the Company's Broker and Vendor programs which were formed in July 1996.

     Servicing income increased $403,000, or 310%, from $130,000 for the three months ended March 31, 1996 to $533,000 for the three months ended December 31, 1997. Such increase was primarily attributable to servicing fees received from the Company's two 1996 securitization transactions, the first of which took place in May 1996. At March 31, 1996, the Company serviced 131 leases for others with an aggregate principal amount of $8.2 million. At March 31, 1997, the Company serviced 8,260 leases with an aggregate principal amount of $151.9 million, excluding leases sold on March 31, 1997 through the Prudential Securitized Warehouse Facility.

     Interest expense increased $231,000, or 16%, from $1.4 million for the three months ended March 31, 1996 to $1.7 million for the three months ended December 31, 1997. Such increase was primarily due to a 14% increase in the average balance outstanding under the Company's warehouse credit facilities, as well as a 16 basis point increase in the average rate of the Company's borrowings under its warehouse credit facilities.

     Salaries and benefits increased $418,000, or 133%, from $314,000 for the three months ended March 31, 1996 to $732,000 for the three months ended March 31, 1997. Such increase was primarily attributable to a general expansion of the Company's business and an increase in the number of employees resulting from the acquisitions of General Interlease Corporation ("GIC") and Corporate Capital Leasing Group, Inc. ("CCL") in July and October 1996, respectively, and Lease Pro, Inc. ("Lease Pro") in February 1997. In addition, salaries and benefits have increased due to the higher level of servicing required as a result of the formation of the Company's Broker and Vendor programs in July 1996.

     Provision for credit losses increased from $51,000 for the three months ended March 31, 1996 to $294,000 for the three months ended March 31, 1997. The increase is primarily due to the origination of $16.4 million of leases under the Company's Broker and Vendor programs during the three months ended March 31, 1997, which have a greater exposure to credit losses than leases originated under the Company's Private Label program which provides for recourse to the Private Label Sources. The increase in the provision is also attributable to a 76% increase in leases originated under the Private Label program from $25.1 million for the three months ended March 31, 1996 to $44.1 million for the three months ended March 31, 1997.

     Depreciation and amortization increased $132,000, from $29,000 for the three months ended March 31, 1996, to $161,000 for the three months ended March 31, 1997. Such increase was primarily attributable to a 313% increase in fixed assets owned at March 31, 1997, as well as amortization of goodwill and other intangible assets resulting from the acquisitions of GIC, CCL and Lease Pro.

     Other general and administrative expenses increased $286,000, or 140%, from $205,000 for the three months ended March 31, 1996 to $491,000 for the three months ended March 31, 1997. Such increase was primarily attributable to the general expansion of the Company's business and the acquisitions of GIC, CCL and Lease Pro.

LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company's lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, the Company has funded its operations primarily through sales of leases, borrowings under its warehouse facilities, sales of equity to the Company's existing stockholders and through its securitization transactions. The Company will continue to require access to significant additional capital to maintain and expand its volume of leases funded. Additionally, the Company will require additional capital to continue its acquisitions of equipment leasing companies.

     The Company's uses of cash include the acquisition and origination of equipment leases, payment of interest expenses, repayment of borrowings under its warehouse facilities, operating and administrative expenses, income taxes and capital expenditures. The structure of the Company's lease funding programs (including the holdback and recourse features of the Private Label program), along with the structure of the Company's warehouse facilities and securitization program, have enabled the Company to generate positive cash flow from operations.

     To date, proceeds received by the Company in its securitization transactions have generally been sufficient to repay amounts borrowed under the warehouse credit facilities, as well as issuance expenses. In addition to the proceeds received upon closing of the sale of the securitized leases, the Company generates cash flow from ongoing servicing and other fees, including late charges on securitized equipment leases, and excess cash flow distributions from the Trust Certificates retained by the Company and other assets of the trust once the securities are retired. The Company structures its securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. The Company anticipates that future sales of its equipment leases will be through securitization transactions or other structured finance techniques.

     The Company believes that cash flow from its operations, the net proceeds of the Offering, the net proceeds from future securitization transactions and amounts available under its warehouse facilities will be sufficient to fund the Company's operations for the foreseeable future.

  Warehouse Facilities

     In May 1995, First Sierra Receivables, Inc. (a wholly owned, bankruptcy-remote special purpose subsidiary of the Company), entered into a $50 million warehouse facility with First Union National Bank of North Carolina (the "First Union Credit Facility"). The First Union Credit Facility has been increased to $75 million and subsequent to March 31, 1997, was further increased to $90 million. As of March 31, 1997, $27.9 million was outstanding under this facility. As of March 31, 1997, the First Union Credit Facility bore interest at a floating rate equal to the 30-day LIBOR plus 1.25%. The First Union Credit Facility matures on July 31, 1997, at which time any amounts outstanding would convert to a term loan which matures on the tenth day of the month following the date on which the last scheduled payment on the leases pledged is due. In June 1997, the Company substantially replaced the First Union Credit Facility with the First Union Securitized Warehouse Facility described below.

     In September 1996, the Company entered into a warehouse facility with Prudential Securities Credit Corporation (the "Prudential Facility"). The Prudential Facility provided the Company with $75 million of warehouse financing. Borrowings under the Prudential Facility bore interest at a floating rate equal to the 30-day LIBOR plus 0.95%. The Prudential Facility matured on March 31, 1997 and was replaced by the Prudential Securitized Warehouse Facility described below.

     The Company completed an additional warehouse facility in June 1997 with Dresdner Bank AG, Conti Financial Corporation (the "Dresdner Warehouse Facility") that provides the Company with up to $50 million of additional warehouse funding. Borrowings under the Dresdner Warehouse Facility bear interest at a floating rate equal to the 30-day LIBOR plus 1.25%. The Dresdner Warehouse Facility provides for the issuance of a letter of credit for the purpose of providing credit enhancement at securitization, which would allow the Company to issue one senior class of securities in an amount which would be at least 94% of the present value of the remaining scheduled payments due on the leases included in the securitization. This securitization structure does not require the Company to obtain credit ratings on the subordinated securities issued in the transaction and would allow the Company to enhance the level of cash proceeds realized upon securitization.

  Securitization Program

     On March 31, 1997, the Company entered into a securitized warehouse facility with Prudential Securities Credit Corporation ("Prudential")(the "Prudential Securitized Warehouse Facility"), pursuant to which, on an on-going basis, the Company will transfer and sell lease receivables to a wholly owned, bankruptcy-remote special purpose subsidiary, which will sell such receivables to a trust. The trust has issued two certificates of beneficial interest, a senior certificate, which has a limit of $75 million and is owned by Prudential, and a residual certificate which is owned by the Company's subsidiary. The transfer and sale of lease receivables pursuant to the Prudential Securitized Warehouse Facility is accounted for as a sale under generally accepted accounting principles and the related gain is recognized on the date of such transfer. Investments made by Prudential in the senior certificate earn a stated return of the 30-day LIBOR plus 0.90%. As of March 31, 1997, the amount of the Prudential investment in the senior certificate was $74 million. The lease receivables in the Prudential Securitized Warehouse Facility from time to time may be transferred by the trust to other trusts which the Company's subsidiaries may have a minority interest.

     In June 1997, the Company entered into a securitized warehouse facility with First Union National Bank of North Carolina (the "First Union Securitized Warehouse Facility"). The structure of the First Union Securitized Warehouse Facility is substantially equivalent to the Prudential Securitized Warehouse Facility, allowing the Company to recognize sales under generally accepted accounting principles, on an on-going basis, when the lease receivables are transferred. The senior certificates issued pursuant to the First Union Securitized Warehouse Facility will have a limit of $90 million and will earn a stated return of either the 30-day LIBOR plus 0.75% or the Commercial Paper index rate plus 0.75%. This facility was utilized to repay certain amounts then outstanding under the First Union Credit Facility and will replace such facility.

     The Prudential Securitized Warehouse Facility and the First Union Securitized Warehouse Facility provide several significant advantages as compared to the warehouse credit facilities which they replace, including (i) more favorable interest rate provisions, (ii) allowing the Company to recognize gain on sale of lease receivables at the time such receivables are transferred to such facilities, thus reducing the degree to which the Company's quarterly results might fluctuate due to the timing of public securitizations and (iii) providing greater flexibility with respect to the timing and sizing of public securitizations, thereby reducing related transaction costs.

     To date, the Company has completed two public securitization transactions involving lease receivables aggregating approximately $152.0 million. In connection with each securitization transaction, Class A Certificates, rated AAA by Standard & Poor's Rating Group and Aaa by Moody's Investors Services, were sold in the public market. The Class B-1 and Class B-2 Certificates were rated BBB and BB, respectively, by Duff & Phelps Rating Co., and were sold on a non-recourse basis in the private market. Due to the Company's ability to structure and sell its Class B-1 and Class B-2 Certificates in its two completed securitization transactions, the sizes of the Trust Certificates retained by the Company were reduced, thereby allowing the Company to maximize the cash proceeds generated from such transactions. The Company has been able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in its securitizations, which have generally been sufficient to cover the Company's investment in the equipment leases sold, as well as issuance costs.

  Subordinated Note

     In 1994, the Company issued a $9 million Subordinated Note due June 6, 2004 to a stockholder of the Company. Interest on the Subordinated Note is payable monthly at a rate of 11.00% per annum. The Company repaid the Subordinated Note in May 1997 with a portion of the proceeds of the Offering. In June 1997, the Company entered into a new $5 million subordinated revolving credit facility with such stockholder, with the commitment level thereunder decreasing by $1 million per year. Advances under the facility will bear interest at 11.00% per annum.

  Hedging Strategy

     The implicit yield to the Company on all of its leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the lease. When the Company acquires or originates leases, it bases its pricing in part on the "spread" it expects to achieve between the implicit yield rate to the Company on each lease and the effective interest cost it will pay when it sells such leases through securitization. Increases in interest rates between the time the leases are acquired or originated by the Company and the time they are securitized could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy that is designed to provide a level of protection against the volatility of interest rate movement between the time the Company acquires or originates a lease and the time such lease is sold through a securitization. Such hedging arrangements generally are implemented when the Company's portfolio of unhedged leases reaches $10 million.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           27 Financial Data Schedule for the three months ended March 31, 1997

     (b) Reports on Form 8-K

           No reports on Form 8-K were required to be filed during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SIGNATURE                                    TITLE
                      ---------                                    -----

                   /s/ SANDY B. HO                     Executive Vice President and
-----------------------------------------------------    Chief Financial Officer
                    (Sandy B. Ho)                        (principal financial
                                                         officer)

                /s/ CRAIG M. SPENCER                   Senior Vice President and
-----------------------------------------------------    Chief Accounting Officer
                 (Craig M. Spencer)                      (principal accounting
                                                         officer)

Date June 30, 1997

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

  27       Financial Data Schedule for the three months ended March 31, 1997