Form 10-Q
period 1997-06-30
FIRST SIERRA FINANCIAL INC
filed 1997-08-19
CIK 1034812

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   Form 10-Q

(Mark One)

    [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from                to

                             Commission file number
                                    0-22525

                                _______________

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

                                _______________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No [X]

  The number of shares outstanding of the registrant's no par value Common Stock at August 19, 1997 was 8,716,884.

================================================================================

                          FIRST SIERRA FINANCIAL, INC.

                                     INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
 PART I.          FINANCIAL INFORMATION: . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Item 1.          Financial Statements:
                  Consolidated Balance Sheets -- December 31, 1996 and June 30,
                      1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                  Consolidated Statements of Operations -- Three months and six months
                      ended June 30, 1996 and 1997 (unaudited) . . . . . . . . . . . . . . . .      4
                  Consolidated Statement of Stockholders' Equity -- Three months and
                      six months ended June 30, 1997 (unaudited) . . . . . . . . . . . . . . .      5
                  Consolidated Statements of Cash Flows -- Six months
                      ended June 30, 1996 and 1997 (unaudited) . . . . . . . . . . . . . . . .      6
                  Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . .      7
 Item 2.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 12-15
 PART II.         OTHER INFORMATION
 Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .    16
 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17


                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                     ASSETS

                                                                                        December 31,     June 30,
                                                                                            1996           1997
                                                                                        ------------     --------
                                                                                                        (Unaudited)
LEASE FINANCING RECEIVABLES, net  . . . . . . . . . . . . . . . . . . . . . .            $   61,270       $52,900
INVESTMENT IN TRUST CERTIFICATES  . . . . . . . . . . . . . . . . . . . . . .                 9,534        16,105
GOODWILL AND OTHER INTANGIBLE ASSETS,
  net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,615        12,281
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,598         5,980
FURNITURE AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . . . . . . .                 1,049         2,321
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,276         7,302
                                                                                         ----------       -------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   79,342       $96,889
                                                                                         ==========       =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
DEBT:
  Warehouse credit facilities . . . . . . . . . . . . . . . . . . . . . . . .            $   52,380       $42,339
  Subordinated note payable . . . . . . . . . . . . . . . . . . . . . . . . .                 9,000         1,000
OTHER LIABILITIES:
  Holdback reserve payable  . . . . . . . . . . . . . . . . . . . . . . . . .                 6,523         8,020
  Accounts payable and accrued
     liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,929        12,649
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,366         3,382
                                                                                         ----------       -------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                73,198        67,390
                                                                                         ----------       -------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK  . . . . . . . . . . . . . . . . . . . . . . . . .                 3,890         3,890
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
     25,000,000 shares authorized, 8,716,884
     and 5,696,310 shares, respectively,                                                         57            87
     issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .                   730        21,108
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,467         4,414
                                                                                         ----------       -------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .                 2,254        25,609
                                                                                         ----------       -------
          Total liabilities and
            stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .            $   79,342       $96,889
                                                                                         ==========       =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   Three Month and Six Month Periods Ended June 30, 1996 and 1997 (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                For the Three        For the Six
                                                                                 Months Ended        Months Ended
                                                                                   June 30,            June 30,
                                                                              ------------------   ----------------
                                                                                 1996      1997     1996     1997
                                                                               -------   -------   ------    ------
GAIN ON SALE OF LEASE FINANCING RECEIVABLES . . . . . . . . . . . . . . .       $1,613    $4,263   $1,613   $ 6,850
INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,240     2,812    3,091     5,127
SERVICING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          223       624      353     1,157
OTHER INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15       131       44       216
                                                                                ------    ------   ------   -------
          Total revenues                                                         3,091     7,830    5,101   $13,350
                                                                                ------    ------   ------   -------
INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          972     1,456    2,394     3,109
SALARIES AND BENEFITS . . . . . . . . . . . . . . . . . . . . . . . . . .          323     1,424      637     2,156
PROVISION FOR CREDIT LOSSES . . . . . . . . . . . . . . . . . . . . . . .           69       369      120       663
DEPRECIATION AND AMORTIZATION . . . . . . . . . . . . . . . . . . . . . .           34       168       63       329
OTHER GENERAL AND ADMINISTRATIVE. . . . . . . . . . . . . . . . . . . . .          294     1,561      499     2,052
                                                                                ------    ------   ------   -------
          Total expenses                                                         1,692     4,978    3,713     8,309
                                                                                ------    ------   ------   -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                        1,399     2,852    1,388     5,041
PROVISION (BENEFIT) FOR INCOME TAXES  . . . . . . . . . . . . . . . . . .          551     1,140      547     2,016
                                                                                ------    ------   ------   -------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          848     1,712      841     3,025
                                                                                ======    ======   ======   =======
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE  . . . . . . . .       $ 0.14    $ 0.22   $ 0.14   $  0.43
                                                                                ======    ======   ======   =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Amounts)
                                  (Unaudited)

                                                         Common Stock
                                                   -----------------------    Additional    Retained      Total
                                                     Number                     Paid-In    (Deficit)   Stockholder's
                                                   of Shares        Amount      Capital     Earnings      Equity
                                                   ---------       --------    ---------    ---------  -------------
BALANCE, December 31, 1996  . . . . . . . . .       5,696,310       $   57      $   730      $ 1,467      $ 2,254
  Net income  . . . . . . . . . . . . . . . .              --           --           --        3,025        3,025
  Preferred stock dividends . . . . . . . . .              --           --           --          (78)         (78)
  Initial public offering of common stock . .       2,300,000           23       16,183          --        16,206
  Issuance of common stock in connection with
    purchase business combinations. . . . . .         522,222            5        4,195          --         4,200
  Issuance of common stock in exchange for
    convertible warrants                              198,352            2           --          --             2
                                                   ----------       ------      -------      -------      -------
BALANCE, June 30, 1997  . . . . . . . . . . .       8,716,884       $   87      $21,108      $ 4,414      $25,609
                                                   ==========       ======      =======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1997
                                 (In Thousands)
                                  (Unaudited)

                                                                                              For the
                                                                                          Six  Months Ended
                                                                                               June 30,
                                                                                         ---------------------
                                                                                           1996         1997
                                                                                         --------      -------
 CASH FLOWS FROM OPERATIONS:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    841     $  3,025
   Reconciliation of net income to cash provided by
      operations --
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .                  63          329
      Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .                 120          663
      Gain on sale of lease financing receivables  . . . . . . . . . . . . . .              (1,613)      (6,850)
      Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . .               (1,192)        (69)
      Increase in accounts payable and accrued liabilities   . . . . . . . . .                  30        4,449
      Increase in holdback reserve payable . . . . . . . . . . . . . . . . . .               1,519        2,969
      Deferred income tax provision  . . . . . . . . . . . . . . . . . . . . .                 547        2,016
                                                                                          --------     --------
           Net cash provided by operations . . . . . . . . . . . . . . . . . .                 315        6,532
                                                                                          --------     --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Funding of lease financing receivables  . . . . . . . . . . . . . . . . . .             (59,496)    (133,735)
   Principal payments received on lease financing
      receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,134        4,894
   Proceeds from sales of lease financing receivables, net of
      trust certificates retained  . . . . . . . . . . . . . . . . . . . . . .              81,307      177,142
   Additions to furniture and equipment  . . . . . . . . . . . . . . . . . . .                (179)        (898)
   Cash used in acquisitions, net of cash acquired . . . . . . . . . . . . . .                  --       (2,484)
                                                                                          --------     --------
           Net cash provided by investing activities . . . . . . . . . . . . .              26,766       44,919
                                                                                          --------     --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of warehouse credit facilities, net of proceeds from
      borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (26,491)     (55,277)
   Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . .                 147       16,206
   Proceeds from exercise of convertible warrants  . . . . . . . . . . . . . .                  --            2
   Repayment of subordinated note payable  . . . . . . . . . . . . . . . . . .                  --       (9,000)
   Repurchase of common stock  . . . . . . . . . . . . . . . . . . . . . . . .                (360)          --
                                                                                          --------     --------
           Net cash used in financing  activities  . . . . . . . . . . . . . .             (26,704)     (48,069)
                                                                                          --------     --------
 NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .                 377        3,382
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . .                 876        2,598
                                                                                          --------     --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . .            $  1,253     $  5,980
                                                                                          ========     ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $     --     $     --
                                                                                          ========     ========
      Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  2,695     $  2,750
                                                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

  First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that was formed in June 1994 to acquire and originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $20,000.) The Company initially funds the acquisition or origination of its leases through its warehouse credit facilities and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program.

  On February 27, 1997, the Board of Directors of the Company approved a stock split whereby 5.47 shares of common stock were issued for each outstanding share of common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

  On May 20, 1997, the Company consummated its initial public offering of Common Stock through the sale of 2,000,000 shares of Common Stock (the "Offering"). In June 1997, the underwriters of the Company's offering exercised their overallotment option and purchased an additional 300,000 shares of Common Stock of the Company. The Company received net proceeds of approximately $16.4 million from the Offering and the exercise of the underwriters' option related thereto.

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

  The weighted average number of shares of common stock and common stock equivalents outstanding used for computing earnings or loss per share was 5,891,589 and 7,638,563, during the quarters ended June 30, 1996 and 1997, respectively, and 6,087,640 and 6,972,725 during the six months ended June 30, 1996 and 1997, respectively. Primary and fully diluted earnings per share are the same for each period presented.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

  SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.15 and $.23 for the quarters ended June 30, 1996 and 1997, respectively, while diluted EPS would have been $.14 and $.22, respectively. Furthermore basic EPS for the six months ended June 30, 1996 and 1997 would have been $.16 and $.44, respectively, while diluted EPS would have been $.14 and $.43, respectively.

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

  The following table sets forth certain information as of December 31, 1996, and June 30, 1997, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                                     As of December 31, 1996             As of June 30, 1997(1)
                                 -------------------------------   ---------------------------------
                                 Private     Broker/                  Private    Broker/
                                  Label      Vendor      Total        Label      Vendor      Total
                                ----------   ------    ---------   ----------    ------     --------
  Gross leases
    outstanding ...........     $ 244,049    $13,185   $ 257,234   $ 299,836   $141,914    $441,750
  31 - 60 days past due...           2.46%      1.25%       2.40%       1.41%      2.85%       1.87%
  61 - 90 days past due...           0.81%      0.21%       0.78%       0.81%      0.63%       0.75%
  Over 90 days past due...           0.35%      0.00%       0.33%       0.58%      1.16%       0.76%
                               ----------   --------  ----------   ---------   --------    --------
      Total past due......           3.62%      1.46%       3.51%       2.80%      4.64%       3.38%

(1) The Broker/Vendor amounts include and the Private Label amounts do not include, approximately $19.7 million as of June 30, 1997, which were purchased by the Company pursuant to its Private Label program from Lease Pro, Inc. and Heritage Credit Services, Inc. Such companies were formerly Private Label sources until their acquisition by the Company in February 1997 and May 1997, respectively.


  The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the six months ended June 30, 1996 and 1997 (in thousands):

                                                                           Private   Broker and
                                                                            Label      Vendor
                                                                           Program   Programs(1)  Total
                                                                           -------  -----------  ------
Balance at December 31, 1995  . . . . . . . . . . . . . . . .                 $420     $  --     $  420
Provision for credit losses . . . . . . . . . . . . . . . . .                  120        --        120
                                                                              ----     -----     ------
Balance at June 30, 1996  . . . . . . . . . . . . . . . . . .                 $540     $  --     $  540
                                                                              ====     =====     ======
Balance at December 31, 1996  . . . . . . . . . . . . . . . .                 $314     $ 211     $  525
Provision for credit losses . . . . . . . . . . . . . . . . .                  136       527        663
Charge-offs, net of recoveries  . . . . . . . . . . . . . . .                   --        --         --
Reduction of allowance for leases sold  . . . . . . . . . . .                 (302)     (635)      (937)
Additional allowance related to leases acquired
  through business combinations . . . . . . . . . . . . . . .                   --       841        841
                                                                             -----     -----     ------
Balance at June 30, 1997  . . . . . . . . . . . . . . . . . .                 $148     $ 944     $1,092
----------                                                                    ====     =====     ======

(1) The Company established its Broker and Vendor programs in July 1996.

         The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1996 and June 30, 1997 (dollars in thousands):

                                                                                        December 31,   June 30,
                                                                                            1996        1997
                                                                                        -----------  ---------
Leases outstanding under the Private Label program (1)  . . . . . . . . . . .            $  202,523  $  244,522
                                                                                         ==========  ==========
Recourse to Sources available . . . . . . . . . . . . . . . . . . . . . . . .            $   19,480      26,292
Holdback reserves outstanding . . . . . . . . . . . . . . . . . . . . . . . .                 6,523  $    8,621
                                                                                         ----------  ----------
Total recourse and holdback reserves available  . . . . . . . . . . . . . . .            $   26,003  $   34,913
                                                                                         ==========  ==========
Ratio of recourse and holdback reserves outstanding to total
  leases outstanding under the Private Label program(2) . . . . . . . . . . .                12.84%      14.28%
                                                                                         ==========  ==========

-----------------
(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securities program.


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

  The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Private Label program for the periods indicated (dollars in thousands):

                                                                                         Quarter Ended June 30,
                                                                                         ----------------------
                                                                                           1996          1997
                                                                                         --------      --------
Average balance of leases acquired pursuant to the Private
  Label program outstanding during the period(1)  . . . . . . . . . . . . . .            $102,044      $225,813
                                                                                         ========      ========
Total amount of leases triggering action under recourse and
  holdback provisions during the period . . . . . . . . . . . . . . . . . . .            $    195      $    879
Amounts recovered under recourse provisions . . . . . . . . . . . . . . . . .                 191           839
Amounts recovered pursuant to holdback reserves . . . . . . . . . . . . . . .                   4            40
                                                                                         --------      --------
Total amounts recovered . . . . . . . . . . . . . . . . . . . . . . . . . . .                 195           879
                                                                                         --------      --------
Net loss experienced on leases acquired pursuant to the
  Private Label program . . . . . . . . . . . . . . . . . . . . . . . . . . .            $     --      $     --
                                                                                         ========      ========
Net default ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0.00%         0.00%
----------                                                                               ========      ========

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

  Interest Rate Management Activities

  Leases acquired and originated by the Company require payments to be made by the lessee at fixed rates for specified terms. The rates charged by the Company are based on interest rates prevailing in the market at the time of lease approval. Because the Company generally finances its acquisition or origination of leases through its warehouse credit facilities which bear interest at floating rates, the Company is exposed to risk of loss from adverse interest rate movements during the period from the date of acquisition or origination of the leases until the leases are securitized or otherwise sold. The Company seeks to minimize its exposure to adverse interest rate movements during this period through entering into amortizing swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. Settlements with counterparties are accrued at period-end and either increase or decrease interest expense reported in the statement of operations. Upon sale of leases through securitization transactions or otherwise, the swap agreements related to such leases are either terminated or transferred to the special purpose trusts to which the leases have been sold. The amount received by or paid upon such termination or transfer is included in the determination of the gain to be recognized upon the sale of the leases.



3. ACQUISITIONS

  Concurrent with the Offering, the Company acquired the outstanding common stock of Heritage Credit Services, Inc. ("Heritage") for $6.4 million in cash, subordinated notes and common stock. Heritage is located near Sacramento, California and has additional offices in Miami, Florida; Los Angeles, California; Seattle, Washington and Prescott, Arizona. Heritage is involved in the broker market on a national basis and has a significant vendor base in California.

  On May 31, 1997, the Company acquired certain assets and liabilities of Universal Fleet Leasing, Inc. ("UFL") for cash and stock of the Company. Total consideration was less than $1 million. UFL is located in Houston, Texas and focuses on developing vendor relationships, primarily in the Houston area.

  The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired for the six months ended June 30, 1996 and 1997 as if the acquisitions had taken place at the beginning of 1996 and 1997, respectively. Appropriate adjustments have been made to reflect the cost basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates referred to above, that have resulted since the dates of the acquisitions or that may result in the future (in thousands, except per share amounts):


<SS,1>
                                                                            Six Months Ended June 30,
                                                                           ---------------------------
                                                                            1996                1997
                                                                           ------             --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $8,578             $17,233
Net income before income taxes  . . . . . . . . . . . . . . . . . . .       1,551               5,276
Net income allocated to common stockholders . . . . . . . . . . . . .         946               3,218
Income per common and common equivalent share . . . . . . . . . . . .         .14                 .43

4. LEASE FINANCING RECEIVABLES

  The Company's lease financing receivable balance at December 31, 1996 and June 30, 1997, consists of the following (in thousands):

                                                                                      December 31,    June 30,
                                                                                          1996         1997
                                                                                      -----------    ---------
Minimum lease payments  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 75,945      $66,373
Estimated unguaranteed residual value . . . . . . . . . . . . . . . . . . . .              1,044          674
Initial direct costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                895          335
Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (16,089)     (13,390)
Allowance for credit losses . . . . . . . . . . . . . . . . . . . . . . . . .               (525)      (1,092)
                                                                                        --------      -------
  Lease financing receivables, net  . . . . . . . . . . . . . . . . . . . . .           $ 61,270      $52,900
                                                                                        ========      =======

Sales of Leases

  In June 1997, the Company entered into a securitized warehouse facility with First Union National Bank of North Carolina (the "First Union Securitized Warehouse Facility"). Pursuant to the First Union Securitized Warehouse Facility, on an on-going basis, the Company will transfer and sell lease receivables to a wholly-owned, bankruptcy remote special purpose subsidiary, which will sell such receivables to one or more trusts. Each trust is structured such that it will issue two classes of certificates of beneficial ownership, a senior certificate, and a residual interest which will be owned by the Company's subsidiary. The combined limit of all senior certificates issued by the trusts is $90 million. Transfers and sales of lease receivables pursuant to the First Union Securitized Warehouse Facility are accounted for as sales under generally accepted accounting principles and the related gains on sales are recognized on the date of such transfers. The senior certificates issued pursuant to the First Union Securitized Warehouse Facility will earn a stated return of either 30-day LIBOR plus 0.75% or the Commercial Paper index rate plus 0.75%.

  In June 1997, the Company transferred and sold leases with an aggregate principal balance of $90.2 million, net of unearned income, initial direct costs and allowance for credit losses, to two trusts pursuant to the First Union Securitized Warehouse Facility. Senior certificates with an aggregate principal balance of $88.5 million were issued by the trusts, while residual interests in the trusts were retained by the Company. The Company recognized a gain of $3.9 million upon transfer and sale of the leases to the trusts.

  Additionally, the Company sold leases with an aggregate principal balance of $5.5 million, net of unearned income, capitalized initial direct costs and allowance for credit losses, during the quarter ended June 30, 1997, pursuant to terms of outstanding securitization transactions which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing. The Company recognized gains of $.4 million in conjunction with such sales.

5. DEBT

  Debt consisted of the following as of December 31, 1996 and June 30, 1997 (in thousands):

                                                                                      December 31,    June 30,
                                                                                          1996         1997
                                                                                      -----------    ---------
Warehouse credit facilities --
 Dresdner Bank AG / Conti Financial Corporation . . . . . . . . . . . . . . .            $    --       14,750
 Various financial institutions under recourse and non-recourse agreements                    --       27,589
 Prudential Securities Credit Corporation  .. . . . . . . . . . . . . . . . .             40,142           --
 First Union National Bank of North Carolina                                              12,238           --
                                                                                         -------      -------
Total warehouse credit facilities . . . . . . . . . . . . . . . . . . . . . .             52,380       42,339
Subordinated note payable . . . . . . . . . . . . . . . . . . . . . . . . . .              9,000        1,000
                                                                                         -------        -----
                                                                                         $61,380      $43,678
                                                                                         =======      =======

  The Company entered into a warehouse facility in June 1997 with Dresdner Bank AG, Conti Financial Corporation (the "Dresdner Warehouse Facility") that provides the Company with up to $50 million of warehouse funding. Borrowings under the Dresdner Warehouse Facility bear interest at a floating rate equal to the 30-day LIBOR plus 1.25%. The Dresdner Warehouse Facility provides for the issuance of a letter of credit for the purpose of providing credit enhancement at securitization, which would allow the Company to issue one senior class of securities in an amount which would be at least
94% of the present value of the remaining scheduled payments due on the leases included in the securitization. This securitization structure does not require the Company to obtain credit ratings on the subordinated securities issued in the transaction and would allow the Company to enhance the level of cash proceeds realized upon securitization.

  In May 1997, the Company used a portion of the proceeds of the Offering to repay a $9 million Subordinated Note with a stockholder. In June 1997, the Company entered into a new $5 million subordinated revolving credit facility with such stockholder, with the commitment level decreasing $1 million per year. Advances under this facility will bear interest at $11.00% per annum. No advances were outstanding under this facility at June 30, 1997.

  In conjunction with the acquisition of Heritage, the Company issued a $1 million subordinated note payable to the former owner of Heritage. Such note bears interest at 9.00% per annum, with principal payable semi-annually over 5 years. Additionally, the Company assumed approximately $45 million of notes payable which had been used by Heritage to finance its purchases of leases. The Company intends to refinance such notes with existing or new credit facilities with terms consistent with the Company's existing warehouse facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 1996 and 1997

  As a fundamental part of its business and financing strategy, the Company sells the leases it acquires or originates through securitization transactions and other structured finance techniques. During the three months ended June 30, 1997 and 1996, the Company sold leases with an aggregate principal balance of $95.7 million and $84.3 million, respectively, net of unearned income through the Company's securitization program. The Company recognized gains of $4.3 million and $1.6 million, respectively, upon such sales and retained Trust Certificates in the related trusts with an allocated cost basis of $2.1 million and $4.6 million respectively. Gains recognized upon sales of leases increased as a percentage of leases sold from 1.9% for the quarter ended June 30, 1996, to 4.8% for the quarter ended June 30, 1997. The increase is directly attributable to an increase in the weighted average interest rate of leases sold as a result of the inclusion of higher yielding leases acquired pursuant to the Company's Broker and Vendor programs and a decrease in the level of Trust Certificates the Company is required to retain in the trusts.

  Interest income increased $1.6 million, or 127%, from $1.2 million for the three months ended June 30, 1996 to $2.8 million for the three months ended June 30, 1997. The increase was primarily related to $425,000 of interest income recognized during the three months ended June 30, 1997 on Trust Certificates retained by the Company in securitization transactions. The remaining difference is a result of a 18% increase in the average lease receivable balance outstanding and an increase in the average rate earned on leases outstanding related to the origination of leases under the Company's Broker and Vendor programs which were formed in July 1996.

  Servicing income increased $401,000, or 180%, from $223,000 for the three months ended June 30, 1996 to $624,000 for the three months ended June 30, 1997. Such increase was primarily attributable to servicing fees received from the Company's securitization transactions, the first of which took place in May 1996. Total assets owned and serviced rose to $359 million as of June 30, 1997, compared with $127 million as of June 30, 1996.

  Interest expense increased $484,000, or 50%, from $972,000 for the three months ended June 30, 1996 to $1,456,000 million for the three months ended June 30, 1997. Such increase was primarily due to a 38% increase in the average balance outstanding under the Company's warehouse credit facilities. The remaining increase is related to interest incurred on debt assumed in connection with the Heritage acquisition.

  Salaries and benefits increased $1,101,000, or 341%, from $323,000 for the three months ended June 30, 1996 to $1,424,000 for the three months ended June 30, 1997. Such increase is primarily related to a 689% increase in the number of people employed by the Company from June 30, 1996 to June 30, 1997. The increase in the number of employees is directly related to the acquisitions of General Interlease Corporation ("GIC") and Corporate Capital Leasing Group, Inc. ("CCL") in July and October 1996, respectively, Lease Pro, Inc. ("Lease Pro") in February 1997, and Heritage Credit Services, Inc. ("Heritage") and Universal Fleet Leasing, Inc., each in May 1997. In addition, salaries and benefits have increased due to the higher level of servicing required as a result of the formation of the Company's Broker and Vendor programs in July 1996.

  Provision for credit losses increased $300,000 or 435% from $69,000 for the three months ended June 30, 1996 to $369,000 for the three months ended June 30, 1997. The increase is primarily due to the origination of $33.1 million of leases under the Company's Broker and Vendor programs during the three months ended June 30, 1997, which have a greater exposure to credit losses than leases originated under the Company's Private Label program which provides for recourse to the Private Label Sources. The increase in the provision is also attributable to a 35% increase in leases originated under the Private Label program from $34.4 million for the three months ended June 30, 1996 to $46.4 million for the three months ended June 30, 1997.

  Depreciation and amortization increased $134,000, from $34,000 for the three months ended June 30, 1996, to $168,000 for the three months ended June 30, 1997. Such increase was primarily attributable to a 514% increase in fixed assets owned at March 31, 1997, as well as amortization of goodwill and other intangible assets resulting from the acquisitions referred to above.

  Other general and administrative expenses increased $1,267,000, or 431%, from $294,000 for the three months ended June 30, 1996 to $1,561,000 for the three months ended June 30, 1997. Such increase was primarily attributable to the general expansion of the Company's business and the acquisitions referred to above.

Liquidity and Capital Resources

General

  The Company's lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, the Company has funded its operations primarily through sales of leases, borrowings under its warehouse facilities, sales of equity and through its securitization transactions. The Company will continue to require access to significant additional capital to maintain and expand its volume of leases funded. Additionally, the Company will require additional capital to continue its acquisitions of equipment leasing companies.

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

Warehouse Facilities

  In May 1995, First Sierra Receivables, Inc. (a wholly owned, bankruptcy-remote special purpose subsidiary of the Company), entered into a $50 million warehouse facility with First Union National Bank of North Carolina (the "First Union Credit Facility") which was subsequently increased to $90 million. Borrowings under the First Union Credit Facility bore interest at a floating rate equal to the 30-day LIBOR plus 1.25%. In June 1997, the Company substantially replaced the First Union Credit Facility with the First Union Securitized Warehouse Facility described below.

  The Company completed an additional warehouse facility in June 1997 with Dresdner Bank AG, Conti Financial Corporation (the "Dresdner Warehouse Facility") that provides the Company with up to $50 million of warehouse funding. Borrowings under the Dresdner Warehouse Facility bear interest at a floating rate equal to the 30-day LIBOR plus 1.25%. The Dresdner Warehouse Facility provides for the issuance of a letter of credit for the purpose of providing credit enhancement at securitization, which would allow the Company to issue one senior class of securities in an amount which would be at least 94% of the present value of the remaining scheduled payments due on the leases included in the securitization. This securitization structure does not require the Company to obtain credit ratings on the subordinated securities issued in the transaction and would allow the Company to enhance the level of cash proceeds realized upon securitization.

Securitization Program

  On March 31, 1997, the Company entered into a securitized warehouse facility with Prudential Securities Credit Corporation ("Prudential")(the "Prudential Securitized Warehouse Facility"), pursuant to which, on an on-going basis, the Company will transfer and sell lease receivables to a wholly owned, bankruptcy-remote special purpose subsidiary, which will sell such receivables to a trust. The trust has issued two certificates of beneficial interest, a senior certificate, which has a limit of $75 million and is owned by Prudential, and a residual certificate which is owned by the Company's subsidiary. The transfer and sale of lease receivables pursuant to the Prudential Securitized Warehouse Facility is accounted for as a sale under generally accepted accounting principles and the related gain is recognized on the date of such transfer. Investments made by Prudential in the senior certificate earn a stated return of the 30-day LIBOR plus 0.90%. As of June 30, 1997, the amount of the Prudential investment in the senior certificate was $71.3 million. The lease receivables in the Prudential Securitized Warehouse Facility from time to time may be transferred by the trust to other trusts which the Company's subsidiaries may have a minority interest.

  In June 1997, the Company entered into a securitized warehouse facility with First Union National Bank of North Carolina (the "First Union Securitized Warehouse Facility"). The structure of the First Union Securitized Warehouse Facility is substantially equivalent to the Prudential Securitized Warehouse Facility, allowing the Company to recognize sales under generally accepted accounting principles, on an on-going basis, when the lease receivables are transferred. The senior certificates issued pursuant to the First Union Securitized Warehouse Facility will have a limit of $90 million and earn a stated return of either the 30-day LIBOR plus 0.75% or the Commercial Paper index rate plus 0.75%. This facility was utilized to repay certain amounts then outstanding under the First Union Credit Facility and has replaced such facility. As of June 30, 1997, the amount of senior certificates outstanding under the First Union Securitized Warehouse Facility was $88.5 million. The lease receivables in the First Union Securitized Warehouse Facility may be transferred by the trust to other trusts which the Company's subsidiaries may have a minority interest.

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

Subordinated Note

  In 1994, the Company issued a $9 million Subordinated Note due June 6, 2004 to a stockholder of the Company. Interest on the Subordinated Note is payable monthly at a rate of 11.00% per annum. The Company repaid the

Subordinated Note in May 1997 with a portion of the proceeds of the Offering. In June 1997, the Company entered into a new $5 million subordinated revolving credit facility with such stockholder, with the commitment level thereunder decreasing by $1 million per year. Advances under the facility will bear interest at 11.00% per annum. As of June 30, 1995, no advances were outstanding under such facility.

  In connection with the acquisition of Heritage in May 1997, the Company issued a $1 million subordinated note payable to the former owner of Heritage. Such note bears interest at 9.00% per annum, with principal payable semi-annually over 5 years.

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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

          27    Financial Data Schedule for the three months ended June 30, 1997

(b)     Reports on Form 8-K

        No reports on Form 8-K were required to be filed during the period ended June 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              Signature                             Title
              ---------                             -----

           /s/ SANDY B. HO              Executive Vice President and
           ---------------                Chief Financial Officer
            (Sandy B. Ho)                 (principal financial
                                          officer)


         /s/ CRAIG M. SPENCER           Senior Vice President and
         --------------------             Chief Accounting Officer
          (Craig M. Spencer)              (principal accounting
                                          officer)




Date August 19, 1997

                               INDEX TO EXHIBITS

Exhibit Number                    Description
--------------                    -----------

    27          Financial Data Schedule for the three months ended June 30, 1997