Form 10-Q
period 1997-09-30
FIRST SIERRA FINANCIAL INC
filed 1997-11-14
CIK 1034812

===============================================================================
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
FORM 10-Q

(MARK ONE)

[X]

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

OR
[  ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

                             COMMISSION FILE NUMBER
                                                      0-22525

-------------------------------------------------------------------------------
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

-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the registrant's no par value Common Stock at August 19, 1997 was 8,716,884.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

===============================================================================

FIRST SIERRA FINANCIAL, INC.

INDEX

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
                    PART I. FINANCIAL INFORMATION:

ITEM  1.            FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets-- December 31, 1996 and September
                    30, 1997 (unaudited)...............................................          3

                    Consolidated Statements of Operations -- Three months and
                    nine months ended September 30, 1996 and 1997 (unaudited)..........          4

                    Consolidated Statement of Stockholders' Equity -- Three
                    months and nine months ended September 30, 1997 (unaudited)........          5

                    Consolidated Statements of Cash Flows -- Nine months ended
                    September 30, 1996 and 1997 (unaudited)............................          6

                    Notes to Consolidated Financial Statements.........................          7

ITEM 3.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................................       12-16

                    PART II. OTHER INFORMATION

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K...................................         17

SIGNATURES          ...................................................................         18

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


ASSETS
                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                      1996          1997
                                                                     -------       -------
                                                                                 (UNAUDITED)
Lease financing receivables, net ................................    $61,270       $35,333
Goodwill and other intangible assets, net .......................      3,615        21,257
Investment in trust certificates ................................      9,534         9,773
Cash and cash equivalents .......................................      2,598         7,118
Marketable security .............................................         --         4,053
Furniture and equipment, net ....................................      1,049         3,033
Other assets ....................................................      1,276         2,067
                                                                     -------       -------
          Total assets ..........................................    $79,342       $82,634
                                                                     =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Warehouse credit facilities ...................................    $52,380       $21,706
  Subordinated note payable .....................................      9,000         1,000
Other liabilities:
  Holdback reserve payable ......................................      6,523         9,534
  Accounts payable and accrued liabilities ......................      3,929         9,834
  Deferred income taxes .........................................      1,366         5,074
                                                                     -------       -------
          Total liabilities .....................................     73,198        47,148
                                                                     -------       -------
Commitments and contingencies
Redeemable preferred stock ......................................      3,890         3,890
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,696,310 and 9,038,550 shares,
     respectively, issued and outstanding .......................         57            90
  Additional paid-in capital ....................................        730        24,862
  Retained earnings .............................................      1,467         6,644
                                                                     -------       -------
          Total stockholders' equity ............................      2,254        31,596
                                                                     -------       -------
          Total liabilities and stockholders' equity ............    $79,342       $82,634
                                                                     =======       =======





The accompanying notes are an integral part of these financial statements.

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE THREE
                                                               MONTHS ENDED             FOR THE NINE MONTHS
                                                               SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                          ----------------------       ---------------------
                                                           1996           1997          1996          1997
                                                          -------        -------       -------       -------
Gain on sale of lease financing receivables ...........   $   320        $ 5,775       $ 1,933       $12,625
Interest income .......................................     1,664          2,534         4,755         7,661
Servicing income ......................................       258            891           611         2,048
Other income ..........................................       278          1,147           322         1,363
                                                          -------        -------       -------       -------
          Total revenues ..............................     2,520         10,347         7,621        23,697
                                                          -------        -------       -------       -------
Salaries and benefits .................................       514          2,574         1,151         4,730
Interest expense ......................................     1,381          1,293         3,775         4,402
Provision for credit losses ...........................       160            751           280         1,414
Depreciation and amortization .........................       105            413           168           742
Other general and administrative ......................       429          1,534           928         3,586
                                                          -------        -------       -------       -------

          Total expenses ..............................     2,589          6,565         6,302        14,874
                                                          -------        -------       -------       -------
Income (loss) before provision (benefit) for income
  Taxes ...............................................       (69)         3,782         1,319         8,823
                                                          -------
Provision (benefit) for income taxes ..................       (27)         1,513           520         3,529
                                                          -------        -------       -------       -------
Net income (loss) .....................................       (42)         2,269           799         5,294
                                                          =======        =======       =======       =======
Net income (loss) per common and common equivalent
  Share ...............................................   $ (0.01)       $  0.23       $  0.13       $  0.67
                                                          =======        =======       =======       =======



The accompanying notes are an integral part of these financial statements.

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            COMMON STOCK
                                                        --------------------     ADDITIONAL   RETAINED       TOTAL
                                                         NUMBER                   PAID-IN     (DEFICIT)  STOCKHOLDER'S
                                                        OF SHARES     AMOUNT      CAPITAL     EARNINGS      EQUITY
                                                        ---------     ------    ----------    --------   -------------
Balance, December 31, 1996.......................       5,696,310      $ 57      $   730      $ 1,467       $ 2,254
  Net income.....................................              --        --           --        5,294         5,294
  Preferred stock dividends......................              --        --           --         (117)         (117)
  Initial public offering
     of common stock.............................       2,300,000        23       16,183           --        16,206
  Issuance of common stock in
     connection with purchase business
     combinations................................         843,888         8        7,949           --         7,957
  Issuance of common stock in exchange
     for convertible warrants....................         198,352         2           --           --             2
                                                       ----------      ----      -------      -------       -------
Balance, September 30, 1997......................      $9,038,550      $ 90      $24,862      $ 6,644       $31,596
                                                       ==========      ====      =======      =======       =======




The accompanying notes are an integral part of these financial statements.

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    FOR THE
                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            ---------------------
                                                                                               1996        1997
                                                                                            ---------   ---------
Cash flows from operations:
  Net income..........................................................................      $     799   $   5,294
  Reconciliation of net income to cash provided by
     operations --
     Depreciation and amortization....................................................            168         742
     Provision for credit losses......................................................            280       1,414
     Gain on sale of lease financing receivables......................................         (1,933)    (12,625)
     Increase in other assets.........................................................           (265)      5,466
     Increase in accounts payable and accrued liabilities.............................          5,897       2,723
     Increase in holdback reserve payable.............................................         (1,969)      4,483
     Deferred income tax provision....................................................            520       3,708
                                                                                            ---------   ---------
          Net cash provided by operations.............................................         (3,447)      5,911
                                                                                            ---------   ---------
Cash flows from investing activities:
  Funding of lease financing receivables..............................................        (78,702)   (226,126)
  Principal payments received on lease financing
     receivables......................................................................         (7,849)      7,768
  Proceeds from sales of lease financing receivables, net of
     trust certificates retained......................................................         85,946     290,724
  Additions to furniture and equipment................................................           (630)     (1,616)
  Cash used in acquisitions, net of cash acquired.....................................           (500)     (3,439)
                                                                                            ---------   ---------
          Net cash provided by (used in) investing activities.........................         (1,735)     67,311
                                                                                            ---------   ---------
Cash flows from financing activities:
  Repayments of warehouse credit facilities, net of proceeds
     from borrowings..................................................................             --     (75,910)
  Proceeds from issuance of common stock..............................................           (147)     16,206
  Proceeds from exercise of convertible warrants......................................             --           2
  Repayment of subordinated note payable..............................................             --      (9,000)
  Repurchase of common stock..........................................................           (360)         --
                                                                                            ---------   ---------
          Net cash used in financing activities.......................................           (213)    (68,702)
                                                                                            ---------   ---------
Net increase in cash and cash equivalents.............................................          1,499       4,520
Cash and cash equivalents at beginning of period......................................            876       2,598
                                                                                            ---------   ---------
Cash and cash equivalents at end of period............................................      $   2,375   $   7,118
                                                                                            =========   =========
Supplemental disclosure of cash flow information:
  Income taxes paid...................................................................      $      --   $      --
                                                                                            =========   =========
  Interest paid.......................................................................      $   3,128   $   4,404
                                                                                            =========   =========



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

The weighted average number of shares of common stock and common stock equivalents outstanding used for computing earnings or loss per share was 6,167,770 and 9,714,233, during the quarters ended September 30, 1996 and 1997, respectively, and 6,114,545 and 7,850,020 during the nine months ended September 30, 1996 and 1997, respectively. Primary and fully diluted earnings per share are the same for each period presented.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $(.01) and $.25 for the quarters ended September 30, 1996 and 1997, respectively, while diluted EPS would have been $(.01) and $.24, respectively. Furthermore basic EPS for the nine months ended September 30, 1996 and 1997 would have been $.14 and $.72, respectively, while diluted EPS would have been $.13 and $.66, respectively.


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

The following table sets forth certain information as of December 31, 1996, and September 30, 1997, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                                                 AS OF DECEMBER 31, 1996            AS OF SEPTEMBER 30, 1997(1)
                                          -----------------------------------  -----------------------------------
                                            PRIVATE     BROKER/                  PRIVATE     BROKER/
                                             LABEL      VENDOR       TOTAL        LABEL      VENDOR        TOTAL
                                          ----------   --------   ----------   ----------  ----------    ---------
Gross leases outstanding.............     $  244,049   $ 13,185   $  257,234   $  354,632  $  171,857    $ 526,489
31 -- 60 days past due...............           2.46%      1.25%        2.40%        1.64%       2.29%        1.85%
61 -- 90 days past due...............           0.81%      0.21%        0.78%        0.48%       0.53%        0.49%
Over 90 days past due................           0.35%      0.00%        0.33%        0.42%       0.57%        0.47%
                                          ----------   --------   ----------   ----------  ----------    ---------
          Total past due.............           3.62%      1.46%        3.51%        2.54%       3.38%        2.81%

===============================================================================

(1) The Broker/Vendor amounts include and the Private Label amounts do not include, approximately $16.9 million as of September 30, 1997, which were purchased by the Company pursuant to its Private Label program from Lease Pro, Inc. and Heritage Credit Services, Inc. Such companies were formerly Private Label sources until their acquisition by the Company in February 1997 and May 1997, respectively.

The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the nine months ended September 30, 1996 and 1997 (in thousands):

                                                                                PRIVATE   BROKER AND
                                                                                 LABEL      VENDOR
                                                                                PROGRAM   PROGRAMS(1)  TOTAL
                                                                                -------   ----------- -------
Balance at December 31, 1995..............................................       $ 420      $   --    $   420
Provision for credit losses...............................................         165         115        280
Reduction of allowance related to leases sold.............................         (71)        (49)      (120)
                                                                                 -----      ------    -------
Balance at September 30, 1996.............................................       $ 514      $   66    $   580
                                                                                 =====      ======    =======
Balance at December 31, 1996..............................................       $ 314      $  211    $   525
Provision for credit losses...............................................         209       1,205      1,414
Charge-offs, net of recoveries............................................          --        (172)      (172)
Reduction of allowance for leases sold....................................        (385)     (1,545)    (1,930)
Additional allowance related to leases acquired
  through business combinations...........................................          --         841        841
                                                                                 -----      ------    -------
Balance at September 30, 1997.............................................       $ 138      $  540    $   678
                                                                                 =====      ======    =======

===============================================================================

(1) The Company established its Broker and Vendor programs in July 1996.

The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1996 and September 30, 1997 (dollars in thousands):

                                                                                           DECEMBER 31, SEPTEMBER 30,
                                                                                               1996         1997
                                                                                             ---------   ---------
Leases outstanding under the Private Label program(1).................................       $ 202,523   $  303,580
                                                                                             =========   ==========
Recourse to Sources available.........................................................       $  19,480   $  31,055
Holdback reserves outstanding.........................................................           6,523       9,534
                                                                                             ---------   ---------
Total recourse and holdback reserves available........................................       $  26,003   $  40,589
                                                                                             =========   =========
Ratio of recourse and holdback reserves outstanding to total
  leases outstanding under the Private Label program(2)...............................           12.84%       13.37%
                                                                                             =========   ==========

===============================================================================

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

    The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Private Label program for the periods indicated (dollars in thousands):

                                                                                              NINE MONTHS ENDED
                                                                                            ----------------------
                                                                                                 SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1996         1997
                                                                                            ---------    ---------
Average balance of leases acquired pursuant to the Private
  Label program outstanding during the period(1)......................................      $ 111,333    $ 252,685
                                                                                            =========    =========
Total amount of leases triggering action under recourse and
  holdback provisions during the period...............................................      $   1,005    $   3,731
Amounts recovered under recourse provisions...........................................            900        3,365
Amounts recovered pursuant to holdback reserves.......................................             80          266
                                                                                            ---------    ---------
Total amounts recovered...............................................................            980        3,632
                                                                                            ---------    ---------
Net loss experienced on leases acquired pursuant to the
  Private Label program...............................................................      $      25    $      99
                                                                                            =========    =========
Net default ratio.....................................................................           0.02%        0.04%
                                                                                            =========    =========

===============================================================================

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

3.       Acquisitions

Effective September 2, 1997, the Company acquired the outstanding capital stock of Northcoast Capital Leasing Company ("Northcoast"). Northcoast is located in Cleveland, Ohio and focuses primarily on the arbor, rental and construction equipment market in the mid-western region of the United States. By virtue of the Northcoast acquisition, the Company gained a geographic presence in the mid-western market.

On September 30, 1997, the Company acquired the outstanding capital stock of Financial Management Services, Inc., commonly referred to as Cascade. Cascade is located near Seattle, Washington and focuses primarily on the equipment rental and agricultural equipment market in the Northwestern region of the United States.


4.       Lease Financing Receivables

The Company's lease financing receivable balance at December 31, 1996 and September 30, 1997, consists of the following (in thousands):

                                                                                          DECEMBER 31,  SEPTEMBER 30,
                                                                                              1996         1997
                                                                                           ---------    ---------
Minimum lease payments.................................................................    $  75,945    $  44,473
Estimated unguaranteed residual value..................................................        1,044        3,572
Initial direct costs...................................................................          895          259
Unearned income........................................................................      (16,089)     (12,293)
Allowance for credit losses............................................................         (525)        (678)
                                                                                           ---------    ---------
     Lease financing receivables, net..................................................    $  61,270    $  35,333
                                                                                           =========    =========

SALES OF LEASES
The Company has entered into three securitized warehouse facilities. In March 1997, the Company entered into a facility with Prudential Securities Credit Corporation ("Prudential") (the "Prudential Securitized Credit Facility") and in June 1997, the Company entered into two securitized warehouse facilities with First Union National Bank of North Carolina (the "First Union Securitized Warehouse Facility"). The structure of the facilities is essentially the same. The facilities allow the Company on an ongoing basis to transfer and sell lease receivables to a wholly-owned, bankruptcy remote special purpose subsidiary, which will sell such receivables to one or more trusts. Each trust is structured such that it will issue two classes of certificates of beneficial ownership, a senior certificate, and a residual interest which will be owned by the Company's subsidiary. The combined limit of all senior certificates issued by the trusts pursuant to the First Union Securitized Warehouse Facility was $90 million as of November 14, 1997 while the limit related to the Prudential Securitized Warehouse facility was $200 million as of such date. Transfers and sales of lease receivables pursuant to the facilities are accounted for as sales under generally accepted accounting principles and the related gains on sales are recognized on the date of such transfers. The senior certificates issued pursuant to the First Union Securitized Warehouse Facility earn a stated return of either 30-day LIBOR plus 0.75% or the Commercial Paper index rate plus 0.75% while the senior certificates issued by the Prudential Securitized Warehouse Facility earn a stated rate of return of the 30-day LIBOR plus .75%.

During the three months ended September 30, 1997, the Company transferred and sold leases with an aggregate principal balance of $51.1 million, net of unearned income, initial direct costs and allowance for credit losses, to the securitized warehouse facilities. Senior certificates with an aggregate principal balance of $48.2 million were issued by the trusts, while residual interests in the trusts were retained by the Company. The Company recognized a gain of $3.0 million upon transfer and sale of the leases to the trusts.

Additionally, the Company sold leases with an aggregate principal balance of $3.5 million, net of unearned income, capitalized initial direct costs and allowance for credit losses, during the quarter ended September 30, 1997, pursuant to terms of outstanding securitization transactions which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing. The Company recognized gains of $.3 million in conjunction with such sales.

The majority of the amounts outstanding under the Prudential Securitized Warehouse Facility and the First Union Securitized Warehouse Facility during the three months ended September 30, 1997 were repaid as the equipment lease receivables included in these facilities were transferred to the First Sierra Equipment Contract Trust 1997-1 on September 10, 1997 in conjunction with the Company's public medium-term note securitization. In connection with this transaction, the Company exchanged its related residual interest in the underlying securitized warehouse facilities and sold additional leases with an aggregate principal balance of $54.4 million, net of unearned income to the trust. Gains of $2.5 million were recognized by the Company in connection with the sale of the leases and the exchange of the residual interest.


5.       Debt

     Debt consisted of the following as of December 31, 1996 and September 30, 1997 (in thousands):

                                                                                        DECEMBER 31, SEPTEMBER 30,
                                                                                            1996       1997
                                                                                          -------    --------
  Various financial institutions under recourse and
     non-recourse agreements..........................................................    $    --    $ 16,706
  Prudential Securities Credit Corporation............................................     40,142       5,000
  First Union National Bank of North Carolina.........................................     12,238          --
                                                                                          -------    --------
Total warehouse credit facilities.....................................................     52,380      21,706
Subordinated note payable.............................................................      9,000       1,000
                                                                                          -------    --------
                                                                                          $61,380    $ 22,706
                                                                                          =======    ========

On June 1, 1997, the Company entered into a warehouse facility with Dresdner Bank AG, New York Branch and ContiFinancial Corporation (the "Dresdner On-Balance Sheet Facility") that provided the Company with up to $50.0 million of additional warehouse funding. The Company borrowed $48.2 million under the Dresdner On-Balance Sheet Facility and paid off such borrowings on September 10, 1997 with funds received from the securitization transaction completed by the Company in September 1997. Borrowings under the Dresdner On-Balance Sheet Facility bore interest at a floating rate equal to the 30-day LIBOR plus 1.25%.

In September 1997, the Company entered into a on-balance sheet warehouse facility with Prudential which provides additional warehouse funding capacity. As of November 14, 1997, the line had a borrowing limit of $50 million.

In May 1997, the Company used a portion of the proceeds of the Offering to repay a $9 million Subordinated Note with a stockholder. In June 1997, the Company entered into a new $5 million subordinated revolving credit facility with such stockholder, with the commitment level decreasing $1 million per year. Advances under this facility will bear interest at $11.00% per annum. No advances were outstanding under this facility at September 30, 1997.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

As a fundamental part of its business and financing strategy, the Company sells the leases it acquires or originates through securitization transactions and other structured finance techniques. During the three months ended September 30, 1997, the Company sold leases with an aggregate principal balance of $108.5 million, net of unearned income through the Company's securitization program. The Company recognized gains of $5.8 million upon such sales and retained Trust Certificates in the related trusts with an allocated cost basis of $3.8 million. The increase in sales is directly related to the creation of the Securitized Warehouse Facilities as discussed below which enabled the Company to effectively transfer and sell equipment lease and loan contract receivables virtually on a daily basis. During the three months ended September 30, 1996, the Company sold leases with an aggregate principal balance of $4.7 million pursuant to terms of outstanding securitization transactions which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing.

Interest income increased $.9 million, or 52%, from $1.7 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997. The increase was primarily related to $427,000 of interest income recognized during the three months ended September 30, 1997 on Trust Certificates retained by the Company in securitization transactions. The remaining difference is a result of a 8% increase in the average lease receivable balance outstanding and an increase in the average rate earned on leases outstanding related to the origination of leases under the Company's Broker and Vendor programs which were formed in July 1996.

Servicing income increased $633,000, or 245%, from $258,000 for the three months ended September 30, 1996 to $891,000 for the three months ended September 30, 1997. Such increase was primarily attributable to servicing fees received from the Company's securitization transactions, the first of which took place in May 1996. Total assets serviced rose to $395 million as of September 30, 1997, compared with $82 million as of September 30, 1996.

Interest expense decreased $88,000, or 6%, from $1,381,000 for the three months ended September 30, 1996 to $1,293,000 for the three months ended September 30, 1997. Such increase was primarily due to a decrease in the effective rate of Company's warehouse credit facilities.

Salaries and benefits increased $2,060,000, or 401%, from $514,000 for the three months ended September 30, 1996 to $2,574,000 for the three months ended September 30, 1997. Such increase is primarily related to a 420% increase in the number of people employed by the Company from September 30, 1996 to September 30, 1997. The increase in the number of employees is directly related to the acquisitions of nine companies from July 1996 through September 1997. In addition, salaries and benefits have increased due to the higher level of servicing required as a result of the formation of the Company's Broker and Vendor programs in July 1996.

Provision for credit losses increased $591,000 or 369% from $160,000 for the three months ended September 30, 1996 to $751,000 for the three months ended September 30, 1997. The increase is primarily due to the origination of $34.6 million of leases under the Company's Broker and Vendor programs during the three months ended September 30, 1997, which have a greater exposure to credit losses than leases originated under the Company's Private Label program which provides for recourse to the Private Label Sources. The increase in the provision is also attributable to a 56% increase in leases originated under the Private Label program from $37.4 million for the three months ended September 30, 1996 to $58.4 million for the three months ended September 30, 1997.

Depreciation and amortization increased $308,000, from $105,000 for the three months ended September 30, 1996, to $413,000 for the three months ended September 30, 1997. Such increase was primarily attributable to a 189% increase in fixed assets owned at September 30, 1997, as well as amortization of goodwill and other intangible assets resulting from the acquisitions referred to above.

Other general and administrative expenses increased $1,105,000, or 257%, from $429,000 for the three months ended September 30, 1996 to $1,534,000 for the three months ended September 30, 1997. Such increase was primarily attributable to the general expansion of the Company's business and the acquisitions referred to above.


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


WAREHOUSE FACILITIES

On June 1, 1997, the Company entered into a warehouse facility with Dresdner Bank AG, New York Branch and ContiFinancial Corporation (the "Dresdner On-Balance Sheet Facility") that provided the Company with up to $50.0 million of additional warehouse funding. The Company borrowed $48.2 million under the Dresdner On-Balance Sheet Facility and paid off such borrowings on September 10, 1997 with funds received from the securitization transaction completed by the Company in September 1997. Borrowings under the Dresdner On-Balance Sheet Facility bore interest at a floating rate equal to the 30-day LIBOR plus 1.25%.

On September 30, 1997, the Company entered into a $5.0 million on-balance sheet warehouse facility with Prudential (the "Prudential On-Balance Sheet Facility"). This facility provides additional warehouse funding capacity and may be increased up to $50.0 million upon the mutual consent of the Company and Prudential.


SECURITIZATION PROGRAM

Securitized Warehouse Facilities

The Company maintains three securitized warehouse facilities. In March 1997 the Company entered into a facility with Prudential (the "Prudential Securitized Warehouse Facility") and in June 1997 the Company entered into two separate facilities with First Union (the "First Union Securitized Warehouse Facilities"). As of November 14, 1997, the total amount available under the Prudential Securitized Warehouse Facility was $200.0 million and the total amount available under the First Union Securitized Warehouse Facilities was $90 million. The structure of all of the facilities is essentially the same. The facilities allow the Company to transfer and sell equipment lease and loan contract receivables to a trust. The trust issues two certificates of beneficial interest: a senior certificate which is owned by either Prudential or First Union, as the case may be, and a residual certificate which is owned by the Company's special purpose subsidiary.

As of November 14, 1997, the amount of Prudential's investment in the senior certificate was 3.4 million and the amount of First Union's investment in senior certificates was $88.8 million. The Prudential certificate had a stated return equal to the 30 day LIBOR plus .90% and the First Union certificates had a stated return equal to the 30 day LIBOR or the Commercial Paper rate plus
 .75%.

The Prudential Securitized Warehouse Facility and the First Union Securitized Warehouse Facilities provide several significant advantages to the Company, including (i) favorable interest rates, (ii) allowing the Company to recognize gain on sale of lease receivables on an on-going basis, at the time such receivables are transferred to such facility, rather than at the time of permanent securitization, thus reducing the degree to which the Company's quarterly results might fluctuate due to timing of permanent securitizations and (iii) providing greater flexibility with respect to the timing and size of permanent securitizations, thereby reducing related transaction costs.

The equipment lease receivables included in the Prudential Securitized Warehouse Facility and the First Union Securitized Facilities may be transferred by the trust to other trusts in which the Company has a minority interest.

The majority of the amounts outstanding on the certificates under the Prudential Securitized Warehouse Facility and the First Union Securitized Warehouse Facility during the three months ended September 30, 1997 were repaid as the equipment lease receivables included in these facilities were transferred to the First Sierra Equipment Contract Trust 1997-1 on September 10, 1997 in conjunction with the Company's public medium-term note securitization.

Securitization Transactions

As of November 14, 1997 the Company had completed three permanent securitization transactions involving lease receivables aggregating $378.0 million. The Series 1996-1 and 1996-2 transactions were completed in 1996 and the Series 1997-1 transaction was completed in September 1997. In connection with the Series 1996-1 and 1996-2 transactions, Class A certificates, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 Certificates were rated BBB and BB, respectively, by Duff & Phelps Credit Rating Co., and were sold on a non-recourse basis in the private market. In connection with the Series 1997-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc. and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and AA, respectively, by Duff & Phelps Credit Rating Co., and were sold on a non-recourse basis in the private market. The Class B-2 Note was enhanced through a letter of credit with Dresdner Bank AG, which resulted in the higher ratings. A Class B-3 Note was rated B by Duff and Phelps Credit Rating Co., and was retained by the Company for future sale in the private market. Due to the Company's ability to structure and sell Class
B-1 and Class B-2 rated components of its securitizations, the remaining interest retained by the Company was reduced, thereby allowing the Company to maximize the cash proceeds generated from each transaction. The Company was able to realize approximately 94.0% of the present value of the remaining scheduled payments of the equipment leases included in its Series 1996-1 and 1996-2 securitizations, and approximately 96.0% of the present value of the remaining scheduled payments of the equipment leases included in its Series 1997-1 securitization.

SUBORDINATED NOTE
In 1994, the Company issued a $9 million Subordinated Note due June 6, 2004 to a stockholder of the Company. Interest on the Subordinated Note is payable monthly at a rate of 11.00% per annum. The Company repaid the Subordinated Note in May 1997 with a portion of the proceeds of the Offering. In June 1997, the Company entered into a new $5 million subordinated revolving credit facility with such stockholder, with the commitment level thereunder decreasing by $1 million per year. Advances under the facility will bear interest at 11.00% per annum. As of September 30, 1997, no advances were outstanding under such facility.

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

PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)      EXHIBITS

     27         -- Financial Data Schedule for the three months ended September
                   30, 1997



(b) REPORTS ON FORM 8-K NO REPORTS ON FORM 8-K WERE REQUIRED TO BE FILED DURING THE PERIOD ENDED SEPTEMBER 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                                              TITLE                               DATE
---------                                              -----                               ----
/s/ SANDY B. HO                           Executive Vice President and Chief          November 14, 1997
--------------------                        Financial Officer (principal
(Sandy B. Ho)                               financial officer)

/s/ CRAIG M. SPENCER                      Senior Vice President and Chief             November 14, 1997
--------------------                        Accounting Officer (principal
(Craig M. Spencer)                          accounting officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27           -- Financial Data Schedule for the three months ended
                 September 30, 1997