Form 10-Q/A
period 1997-09-30
FIRST SIERRA FINANCIAL INC
filed 1997-12-10
CIK 1034812

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ------------------------------

                                 FORM 10-Q/A

(MARK ONE)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO

                            COMMISSION FILE NUMBER
                                   0-22525

                          FIRST SIERRA FINANCIAL, INC.
             ------------------------------------------------------
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

-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.01 par value, at December 10, 1997 was 9,066,443.

===============================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



ASSETS
                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                      1996          1997
                                                                     -------       -------
                                                                                 (UNAUDITED)
Lease financing receivables, net ................................    $61,270       $37,467
Goodwill and other intangible assets, net .......................      3,615        17,461
Investment in trust certificates ................................      9,534         9,773
Cash and cash equivalents .......................................      2,598         7,118
Marketable security .............................................         --         4,053
Furniture and equipment, net ....................................      1,049         3,033
Other assets ....................................................      1,276         2,067
                                                                     -------       -------
          Total assets ..........................................    $79,342       $80,972
                                                                     =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Warehouse credit facilities ...................................    $52,380       $21,706
  Subordinated note payable .....................................      9,000         1,000
Other liabilities:
  Holdback reserve payable ......................................      6,523         9,534
  Accounts payable and accrued liabilities ......................      3,929         9,834
  Deferred income taxes .........................................      1,366         3,412
                                                                     -------       -------
          Total liabilities .....................................     73,198        45,486
                                                                     -------       -------
Commitments and contingencies
Redeemable preferred stock ......................................      3,890         3,890
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,696,310 and 9,038,550 shares,
     respectively, issued and outstanding .......................         57            90
  Additional paid-in capital ....................................        730        24,862
  Retained earnings .............................................      1,467         6,644
                                                                     -------       -------
          Total stockholders' equity ............................      2,254        31,596
                                                                     -------       -------
          Total liabilities and stockholders' equity ............    $79,342       $80,972
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

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                            COMMON STOCK
                                                        --------------------     ADDITIONAL   RETAINED       TOTAL
                                                         NUMBER                   PAID-IN     (DEFICIT)  STOCKHOLDER'S
                                                        OF SHARES     AMOUNT      CAPITAL     EARNINGS      EQUITY
                                                        ---------     ------    ----------    --------   -------------
Balance, December 31, 1996.......................       5,696,310      $ 57      $   730      $ 1,467       $ 2,254
  Net income.....................................              --        --           --        5,294         5,294
  Preferred stock dividends......................              --        --           --         (117)         (117)
  Initial public offering
     of common stock.............................       2,300,000        23       16,183           --        16,206
  Issuance of common stock in
     connection with purchase business
     combinations................................         843,888         8        7,949           --         7,957
  Issuance of common stock in exchange
     for convertible warrants....................         198,352         2           --           --             2
                                                       ----------      ----      -------      -------       -------
Balance, September 30, 1997......................       9,038,550      $ 90      $24,862      $ 6,644       $31,596
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


                                                                                                    FOR THE
                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            ---------------------
                                                                                               1996        1997
                                                                                            ---------   ---------
Cash flows from operations:
  Net income..........................................................................      $     799   $   5,294
  Reconciliation of net income to cash provided by
     operations --
     Depreciation and amortization....................................................            168         742
     Provision for credit losses......................................................            280       1,414
     Gain on sale of lease financing receivables......................................         (1,933)    (12,625)
     Decrease in other assets.........................................................            356       5,137
     (Decrease)/Increase in accounts payable and accrued liabilities..................           (592)      1,134
     Increase in holdback reserve payable.............................................          2,798       4,483
     Deferred income tax provision....................................................            520       3,529
                                                                                            ---------   ---------
          Net cash provided by operations.............................................          2,396       9,108
                                                                                            ---------   ---------
Cash flows from investing activities:
  Funding of lease financing receivables..............................................       (112,075)   (226,779)
  Principal payments received on lease financing
     receivables......................................................................          7,090       8,373
  Proceeds from sales of lease financing receivables, net of
     trust certificates retained......................................................         86,327     288,324
  Additions to furniture and equipment................................................           (428)     (1,177)
  Cash used in acquisitions, net of cash acquired.....................................            (80)     (4,627)
                                                                                            ---------   ---------
          Net cash (used in) provided by investing activities.........................        (19,166)     64,114
                                                                                            ---------   ---------
Cash flows from financing activities:
  Borrowings (repayments) of warehouse credit facilities, net of repayments
     (borrowings).....................................................................         18,482     (75,910)
  Proceeds from issuance of common stock..............................................            147      16,206
  Proceeds from exercise of convertible warrants......................................             --           2
  Repayment of subordinated note payable..............................................             --      (9,000)
  Repurchase of common stock..........................................................           (360)         --
                                                                                            ---------   ---------
          Net cash provided by (used in) financing activities.........................         18,269     (68,702)
                                                                                            ---------   ---------
Net increase in cash and cash equivalents.............................................          1,499       4,520
Cash and cash equivalents at beginning of period......................................            876       2,598
                                                                                            ---------   ---------
Cash and cash equivalents at end of period............................................      $   2,375   $   7,118
                                                                                            =========   =========
Supplemental disclosure of cash flow information:
  Income taxes paid...................................................................      $      --   $      --
                                                                                            =========   =========
  Interest paid.......................................................................      $   3,128   $   4,404
                                                                                            =========   =========




The accompanying notes are an integral part of these financial statements.

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The Company


First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that was formed in June 1994 to acquire and originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $18,000 as of September 30, 1997.) The Company initially funds the acquisition or origination of its leases through its warehouse credit facilities or from working capital and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program.



On February 27, 1997, the Board of Directors of the Company approved a stock split whereby 5.47 shares of Common Stock were issued for each outstanding share of Common Stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.



On May 20, 1997, the Company consummated its initial public offering of Common Stock through the sale of 2,000,000 shares of Common Stock (the "Offering"). In June 1997, the underwriters of the Offering exercised their overallotment option and purchased an additional 300,000 shares of Common Stock of the Company. The Company received net proceeds of approximately $16.4 million from the Offering and the exercise of the underwriters' option related thereto.



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

The following table sets forth certain information as of December 31, 1996, and September 30, 1997, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):


                                                 AS OF DECEMBER 31, 1996            AS OF SEPTEMBER 30, 1997(1)
                                          -----------------------------------  -----------------------------------
                                            PRIVATE     BROKER/                  PRIVATE     BROKER/
                                             LABEL      VENDOR       TOTAL        LABEL      VENDOR        TOTAL
                                          ----------   --------   ----------   ----------  ----------    ---------
Gross leases outstanding.............     $  244,049   $ 13,185   $  257,234   $  354,632  $  171,857    $ 526,489
31 -- 60 days past due...............           2.46%      1.25%        2.40%        1.64%       2.29%        1.85%
61 -- 90 days past due...............           0.81%      0.21%        0.78%        0.48%       0.53%        0.49%
Over 90 days past due................           0.35%      0.00%        0.33%        0.42%       0.57%        0.47%
                                          ----------   --------   ----------   ----------  ----------    ---------
          Total past due.............           3.62%      1.46%        3.51%        2.54%       3.39%        2.81%


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

The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the nine months ended September 30, 1996 and 1997 (in thousands):


                                                                                PRIVATE   BROKER AND
                                                                                 LABEL      VENDOR
                                                                                PROGRAM   PROGRAMS(1)  TOTAL
                                                                                -------   ----------- -------
Balance at December 31, 1995..............................................       $ 420      $   --    $   420
Provision for credit losses...............................................         165         115        280
Reduction of allowance related to leases sold.............................         (71)        (49)      (120)
                                                                                 -----      ------    -------
Balance at September 30, 1996.............................................       $ 514      $   66    $   580
                                                                                 =====      ======    =======
Balance at December 31, 1996..............................................       $ 314      $  211    $   525
Provision for credit losses...............................................         209       1,205      1,414
Charge-offs, net of recoveries............................................         (99)        (73)      (172)
Reduction of allowance for leases sold....................................        (385)     (1,545)    (1,930)
Additional allowance related to leases acquired
  through business combinations...........................................          --         841        841
                                                                                 -----      ------    -------
Balance at September 30, 1997.............................................       $  39      $  639    $   678
                                                                                 =====      ======    =======


===============================================================================

(1) The Company established its Broker and Vendor programs in July 1996.

The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1996 and September 30, 1997 (dollars in thousands):


                                                                                           DECEMBER 31, SEPTEMBER 30,
                                                                                               1996         1997
                                                                                             ---------   ---------
Leases outstanding under the Private Label program(1).................................       $ 202,523   $ 291,160
                                                                                             =========   =========
Recourse to Sources available.........................................................       $  19,480   $  31,055
Holdback reserves outstanding.........................................................           6,523       9,534
                                                                                             ---------   ---------
Total recourse and holdback reserves available........................................       $  26,003   $  40,589
                                                                                             =========   =========
Ratio of recourse and holdback reserves outstanding to total
  leases outstanding under the Private Label program(2)...............................           12.84%      13.94%
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

    The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Private Label program for the periods indicated (dollars in thousands):


                                                                                              NINE MONTHS ENDED
                                                                                            ----------------------
                                                                                                 SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1996         1997
                                                                                            ---------    ---------
Average balance of leases acquired pursuant to the Private
  Label program outstanding during the period(1)......................................      $ 111,333    $ 252,685
                                                                                            =========    =========
Total amount of leases triggering action under recourse and
  holdback provisions during the period...............................................      $     980    $   3,731
Amounts recovered under recourse provisions...........................................            900        3,366
Amounts recovered pursuant to holdback reserves.......................................             80          266
                                                                                            ---------    ---------
Total amounts recovered...............................................................            980        3,632
                                                                                            ---------    ---------
Net loss experienced on leases acquired pursuant to the
  Private Label program...............................................................      $      --    $      99
                                                                                            =========    =========
Net default ratio.....................................................................           0.00%        0.04%
                                                                                            =========    =========


===============================================================================

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.


INTEREST RATE MANAGEMENT ACTIVITIES
Leases acquired and originated by the Company require payments to be made by the lessee at fixed rates for specified terms. The rates charged by the Company are based on interest rates prevailing in the market at the time of lease approval. Because the Company generally finances its acquisition or origination of leases through its warehouse credit facilities which bear interest at floating rates, the Company is exposed to risk of loss from adverse interest rate movements during the period from the date of acquisition or origination of the leases until the leases are securitized or otherwise sold. The Company seeks to minimize its exposure to adverse interest rate movements during this period through entering into amortizing swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. Settlements with counterparties are accrued at period-end and either increase or decrease interest expense reported in the statement of operations. Upon the sale of leases through securitization transactions or otherwise, the swap agreements related to such leases are either terminated or transferred to the special purpose trusts to which the leases have been sold. The amount received by or paid upon such termination or transfer is included in the determination of the gain to be recognized upon the sale of the leases.

3.       Acquisitions


Effective September 2, 1997, the Company acquired the outstanding capital stock of Northcoast Capital Leasing Company ("Northcoast"). Northcoast is located in Cleveland, Ohio and focuses primarily on the arbor and construction equipment markets in the mid-western region of the United States. By virtue of the Northcoast acquisition, the Company gained a geographic presence in the mid-western market.


On September 30, 1997, the Company acquired the outstanding capital stock of Financial Management Services, Inc., commonly referred to as Cascade. Cascade is located near Seattle, Washington and focuses primarily on the equipment rental and agricultural equipment market in the Northwestern region of the United States.

4.       Lease Financing Receivables

The Company's lease financing receivable balance at December 31, 1996 and September 30, 1997, consists of the following (in thousands):


                                                                                          DECEMBER 31,  SEPTEMBER 30,
                                                                                              1996         1997
                                                                                           ---------    ---------
Minimum lease payments.................................................................    $  75,945    $  46,607
Estimated unguaranteed residual value..................................................        1,044        3,572
Initial direct costs...................................................................          895          259
Unearned income........................................................................      (16,089)     (12,293)
Allowance for credit losses............................................................         (525)        (678)
                                                                                           ---------    ---------
     Lease financing receivables, net..................................................    $  61,270    $  37,467
                                                                                           =========    =========



SALES OF LEASES The Company has entered into three securitized warehouse facilities. In March 1997, the Company entered into a facility with Prudential Securities Credit Corporation ("Prudential") (the "Prudential Securitized Credit Facility") and in June 1997, the Company entered into two separate securitized warehouse facilities with First Union National Bank of North Carolina (the "First Union Securitized Warehouse Facilities"). The structure of all of the facilities is essentially the same. The facilities allow the Company on an ongoing basis to transfer and sell lease receivables to a wholly-owned, bankruptcy remote special purpose subsidiary, which will sell such receivables to one or more trusts. Each trust is structured such that it will issue two classes of certificates of beneficial ownership, a senior certificate, and a residual interest which will be owned by the Company's subsidiary. As of November 14, 1997, the total amount available under the Prudential Securitized Warehouse Facility was equal to the amount outstanding. However, the Company has received a commitment letter from Prudential to increase the total amount available under the Prudential Securitized Warehouse Facility to $150.0 million. As of November 14, 1997, the total amount available under the First Union Securitized Warehouse Facilities was $90.0 million. However, the Company has received a commitment letter from First Union to increase the total amount available under the First Union Securitized Warehouse Facilities to $200 million. Transfers and sales of lease receivables pursuant to the facilities are accounted for as sales under generally accepted accounting principles and the related gains on sale are recognized on the date of such transfers. The senior certificates issued pursuant to the First Union Securitized Warehouse Facility earn a stated return of either the 30-day LIBOR plus 0.74% or the Commercial Paper index rate plus 0.74% while the senior certificate issued by the Prudential Securitized Warehouse Facility earn a stated rate of return of the 30-day LIBOR plus .90%.



During the three months ended September 30, 1997, the Company transferred and sold leases with an aggregate principal balance of $48.2 million, net of unearned income, initial direct costs and allowance for credit losses, to the Securitized Warehouse Facilities. Senior certificates with an aggregate principal balance of $48.2 million were issued by the trusts, while residual interests in the trusts were retained by the Company. The Company recognized a gain of $3.0 million upon transfer and sale of the leases to the trusts.



Additionally, during the three months ended September 30, 1997, the Company sold leases with an aggregate principal balance of $3.5 million, net of unearned income, capitalized initial direct costs and allowance for credit losses, to existing securitization trusts pursuant to the terms of outstanding trust agreements which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing. The Company recognized gains of $300,000 in conjunction with such sales.

On September 10, 1997, substantially all of the amounts then outstanding under the Prudential Securitized Warehouse Facility and the First Union Securitized Warehouse Facilities were repaid as the equipment lease receivables included in these facilities were transferred to the First Sierra Equipment Contract Trust 1997-1 in conjunction with the Company's public securitization transaction. In connection with this transaction, the Company exchanged its related residual interest in the underlying Securitized Warehouse Facilities and sold additional leases with an aggregate principal balance of $54.4 million, net of unearned income to the trust. Gains of $2.5 million were recognized by the Company in connection with the sale of the leases and the exchange of the residual interest.



5.       Debt

     Debt consisted of the following as of December 31, 1996 and September 30, 1997 (in thousands):


                                                                                        DECEMBER 31, SEPTEMBER 30,
                                                                                          -------    --------
                                                                                            1996       1997
 Warehouse Credit Facilities:
  Various financial institutions under recourse and
     non-recourse agreements..........................................................    $    --    $ 16,706
  Prudential Securities Credit Corporation............................................     40,142       5,000
  First Union National Bank of North Carolina.........................................     12,238          --
                                                                                          -------    --------
Total warehouse credit facilities.....................................................     52,380      21,706
Subordinated note payable.............................................................      9,000       1,000
                                                                                          -------    --------
                                                                                          $61,380    $ 22,706
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


In September 1997, the Company entered into an on-balance sheet warehouse facility with Prudential which provides additional warehouse funding capacity. As of November 14, 1997, the line had a borrowing limit of $50 million.


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


In conjunction with the acquisition of Heritage, the Company issued a $1 million subordinated note payable to the former owner of Heritage. Such note bears interest at 9.00% per annum, with principal payable semi-annually over five years. Additionally, the Company assumed approximately $32 million of notes payable which had been used by Heritage to finance its purchases of leases. The Company intends to refinance such notes with existing or new credit facilities with terms consistent with the Company's existing warehouse facilities.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997



As a fundamental part of its business and financing strategy, the Company sells the leases it acquires or originates through securitization transactions and other structured finance techniques. During the nine months ended September 30, 1997 and 1996, the Company sold leases with an aggregate principal balance of $288.2 million and $89.0 million, respectively, net of unearned income, through the Company's securitization program. The Company recognized gains of $12.6 million and $1.9 million, respectively, upon such sales and retained Trust Certificates in the related trusts with an allocated cost basis of $3.0 million and $4.6 million, respectively. Gains recognized upon sales of leases increased as a percentage of leases sold from 2.1% for the nine months ended September 30, 1996, to 4.4% for the nine months ended September 30, 1997. The increase was directly attributable to an increase in the weighted average interest rate of leases sold as a result of the inclusion of higher yielding leases acquired pursuant to the Company's Broker and Vendor programs and a decrease in the level of Trust Certificates the Company was required to retain in the securitization trusts.



Interest income increased $2.9 million, or 61%, from $4.8 million for the nine months ended September 30, 1996 to $7.7 million for the nine months ended September 30, 1997. The increase was primarily related to $1.8 million of interest income recognized during the nine months ended September 30, 1997 on Trust Certificates retained by the Company in securitization transactions. The remaining difference was the result of a 25% increase in the average rate earned on the leases, partially offset by a 6% decrease in the average lease receivable balance outstanding during the period. The increase in the average rate earned on the leases was directly attributable to the formation of the Company's Broker and Vendor programs in July 1996.


Servicing income increased $1.4 million, or 235%, from $611,000 for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997. Such increase was primarily attributable to servicing fees received from the Company's securitization transactions, the first of which took place in May 1996. Total assets serviced rose to $395 million as of September 30, 1997, compared with $82 million as of September 30, 1996.

Interest expense increased $627,000, or 17%, from $3.8 million for the nine months ended September 30, 1996 to $4.4 million for the nine months ended September 30, 1997. Such increase was primarily due to a 14% increase in the average balance outstanding under the Company's warehouse facilities. The remaining increase is related to higher rates incurred on debt assumed in the Heritage acquisition.


Salaries and benefits increased $3.5 million, or 311%, from $1.2 million for the nine months ended September 30, 1996 to $4.7 million for the nine months ended September 30, 1997. Such increase was primarily related to a 420% increase in the number of people employed by the Company from September 30, 1996 to September 30, 1997. The increase in the number of employees was directly related to the acquisitions of nine companies from July 1996 through September 1997. In addition, salaries and benefits have increased due to the higher level of servicing required as a result of the formation of the Company's Broker and Vendor programs in July 1996.



Provision for credit losses increased $1.1 million, or 405%, from $280,000 for the nine months ended September 30, 1996 to $1.4 million for the nine months ended September 30, 1997. The increase was primarily due to the origination of $100.2 million of leases under the Company's Broker and Vendor programs during the nine months ended September 30, 1997, which have a greater exposure to credit losses than leases originated under the Company's Private Label program, which provides for recourse to the Private Label Sources. To a lesser extent, the increase in the provision for credit leases was also attributable to a 37% increase in leases originated under the Private Label program from $109.1 million for the nine months ended September 30, 1996 to $149.0 million for the nine months ended September 30, 1997.



Depreciation and amortization increased $574,000, from $168,000 for the nine months ended September 30, 1996, to $742,000 for the nine months ended September 30, 1997. Such increase was primarily attributable to a 575% increase in goodwill and other intangible assets resulting from the acquisitions referred to above as well as a 189% increase in fixed assets owned at September 30, 1997.



Other general and administrative expenses increased $2.7 million, or 286%, from $900,000 for the nine months ended September 30, 1996 to $3.6 million for the nine months ended September 30, 1997. Such increase was primarily attributable to the general expansion of the Company's business and the acquisitions referred to above.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


During the three months ended September 30, 1997, the Company sold leases with an aggregate principal balance of $106.1 million, net of unearned income, through the Company's securitization program. The Company recognized gains of $5.8 million upon such sales and retained Trust Certificates in the related trusts with an allocated cost basis of $3.8 million. The increase in sales was directly related to the creation of the Securitized Warehouse Facilities, as discussed below, which enabled the Company to effectively transfer and sell equipment lease receivables to the related trusts virtually on a daily basis. During the three months ended September 30, 1996, the Company sold leases with an aggregate principal balance of $4.7 million to existing securitization trusts pursuant to terms of outstanding trust agreements which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing.



Interest income increased $870,000, or 52%, from $1.7 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997. The increase was primarily related to $427,000 of interest income recognized during the three months ended September 30, 1997 on Trust Certificates retained by the Company in securitization transactions. The remaining difference was the result of an 8% increase in the average lease receivable balance outstanding and an increase in the average rate earned on leases outstanding related to the origination of leases under the Company's Broker and Vendor programs which were formed in July 1996.


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


Interest expense decreased $88,000, or 6%, from $1.4 million for the three months ended September 30, 1996 to $1.3 million for the three months ended September 30, 1997. Such decrease was primarily due to a decrease in the effective rate of Company's warehouse facilities.



Salaries and benefits increased $2.1 million, or 401%, from $514,000 for the three months ended September 30, 1996 to $2.6 million for the three months ended September 30, 1997. Such increase was primarily related to a 420% increase in the number of people employed by the Company from September 30, 1996 to September 30, 1997. The increase in the number of employees was directly related to the acquisitions of nine companies from July 1996 through September 1997. In addition, salaries and benefits have increased due to the higher level of servicing required as a result of the formation of the Company's Broker and Vendor programs in July 1996.



Provision for credit losses increased $591,000, or 369%, from $160,000 for the three months ended September 30, 1996 to $751,000 for the three months ended September 30, 1997. The increase was primarily due to the origination of $34.9 million of leases under the Company's Broker and Vendor programs during the three months ended September 30, 1997, which have a greater exposure to credit losses than leases originated under the Company's Private Label program which provides for recourse to the Private Label Sources. To a lesser extent, the increase in the provision for credit losses was also attributable to a 17% increase in leases originated under the Private Label program from $49.6 million for the three months ended September 30, 1996 to $58.0 million for the three months ended September 30, 1997.


Depreciation and amortization increased $308,000, from $105,000 for the three months ended September 30, 1996, to $413,000 for the three months ended September 30, 1997. Such increase was primarily attributable to a 189% increase in fixed assets owned at September 30, 1997, as well as amortization of goodwill and other intangible assets resulting from the acquisitions referred to above.


Other general and administrative expenses increased $1.1 million, or 257%, from $429,000 for the three months ended September 30, 1996 to $1.5 million for the three months ended September 30, 1997. Such increase was primarily attributable to the general expansion of the Company's business and the acquisitions referred to above.



LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, the Company has funded its operations primarily through sales of leases, borrowings under its warehouse facilities, sales of equity and through its securitization transactions. The Company expects to continue to require access to significant additional capital to maintain and expand its volume of leases funded. The Company also expects to require additional capital to continue its acquisitions of equipment leasing companies.


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


To date, proceeds received by the Company in its securitization transactions have generally been sufficient to repay amounts borrowed under the warehouse credit facilities, as well as issuance expenses. In addition to the proceeds received upon closing of the sale of the securitized leases, the Company generates cash flow from ongoing servicing and other fees, including late charges on securitized equipment leases, and excess cash flow distributions from the Trust Certificates retained by the Company and other assets of the trust once the securities are retired. The Company structures its securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. The Company anticipates that future sales of its equipment leases will be through securitization transactions or other structured finance techniques and, to a lesser extent, through portfolio sales and sales to third party financing sources for cash.



The Company believes that cash flow from its operations, existing cash and investment balances, the net proceeds from future securitization transactions and amounts available under its warehouse facilities will be sufficient to fund the Company's operations for the foreseeable future.



WAREHOUSE FACILITIES


On Balance Sheet Warehouse Facilities


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


On September 30, 1997, the Company entered into an on-balance sheet warehouse facility with Prudential (the "Prudential On-Balance Sheet Facility") which as of November 14, 1997 provides for $50.0 million of additional warehouse funding capacity.





Securitized Warehouse Facilities


The Company currently maintains three securitized warehouse facilities. In March 1997 the Company entered into a facility with Prudential (the "Prudential Securitized Warehouse Facility") and in June 1997 the Company entered into two separate facilities with First Union (the "First Union Securitized Warehouse Facilities"). As of November 14, 1997, the total amount available under the Prudential Securitized Warehouse Facility was equal to the amount outstanding. However, the Company has received a commitment letter from Prudential to increase the total amount available under the Prudential Securitized Warehouse Facility to $150.0 million. As of November 14, 1997, the total amount available under the First Union Securitized Warehouse Facilities was $90.0 million. However, the Company has received a commitment letter from First Union to increase the total amount available under the First Union Securitized Warehouse Facilities to $200.0 million. The structure of all of the facilities is essentially the same. The facilities allow the Company to transfer and sell equipment lease receivables to a trust. The trust issues two certificates of beneficial interest: a senior certificate which is owned by either Prudential or First Union, as the case may be, and a residual certificate which is owned by the Company's special purpose subsidiary.

As of November 14, 1997, the amount of Prudential's investment in the senior certificate was $3.4 million and the amount of First Union's investment in senior certificates was $88.8 million. The Prudential certificate had a stated return equal to the 30 day LIBOR plus .90% and the First Union certificates had a stated return equal to the 30 day LIBOR or the Commercial Paper rate plus
 .74%.


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


On September 10, 1997, substantially all of the amounts then outstanding on the certificates under the Prudential Securitized Warehouse Facility and the First Union Securitized Warehouse Facilities were repaid as the equipment lease receivables included in these facilities were transferred to the First Sierra Equipment Contract Trust 1997-1 in conjunction with the Company's public securitization transaction.


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


SUBORDINATED NOTE
In 1994, the Company issued a $9 million Subordinated Note due June 6, 2004 to a stockholder of the Company with interest payable monthly at a rate of 11.00% per annum. The Company repaid the Subordinated Note in May 1997 with a portion of the proceeds of the Offering. In June 1997, the Company entered into a new $5 million subordinated revolving credit facility with such stockholder, with the commitment level thereunder decreasing by $1 million per year. Advances under the facility will bear interest at 11.00% per annum. As of September 30, 1997, no advances were outstanding under such facility.


In connection with the acquisition of Heritage in May 1997, the Company issued a $1 million subordinated note payable to the former owner of Heritage. Such note bears interest at 9.00% per annum, with principal payable semi-annually over 5 years.


HEDGING STRATEGY The implicit yield to the Company on all of its leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the lease. When the Company acquires or originates leases, it bases its pricing in part on the "spread" it expects to achieve between the implicit yield rate to the Company on each lease and the effective interest cost it will pay when it sells such leases through securitization. Increases in interest rates between the time the leases are acquired or originated by the Company and the time they are securitized could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy that is designed to provide a level of protection against the volatility of interest rate movement between the time the Company acquires or originates a lease and the time such lease is sold through a securitization. Such hedging arrangements generally are implemented when the Company's portfolio of unhedged leases reaches $10 million. At certain times, changes in the interest rate market present favorable conditions to hedge against future movement. The Company may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but this activity is generally limited to levels where the, Company is confident of origination in the near term.

PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)      EXHIBITS

     27         -- Financial Data Schedule as of and for the nine months ended
                   September 30, 1997



(b) REPORTS ON FORM 8-K.

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


SIGNATURE                                              TITLE                               DATE
---------                                              -----                               ----
/s/ SANDY B. HO                           Executive Vice President and Chief          December 10, 1997
--------------------                        Financial Officer (principal
(Sandy B. Ho)                               financial officer)

/s/ CRAIG M. SPENCER                      Senior Vice President and Chief             December 10, 1997
--------------------                        Accounting Officer (principal
(Craig M. Spencer)                          accounting officer)

INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27           -- Financial Data Schedule as of and for the nine months
                 ended September 30, 1997