Form 10-K405
period 1997-12-31
FIRST SIERRA FINANCIAL INC
filed 1998-03-31
CIK 1034812


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
   (MARK ONE)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE FISCAL YEAR ENDED
               DECEMBER 31, 1997 OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE
               TRANSITION PERIOD FROM     TO                .

                         COMMISSION FILE NUMBER 0-22525

                          FIRST SIERRA FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                            76-0438432
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)
             CHASE TOWER
    600 TRAVIS STREET, SUITE 7050
           HOUSTON, TEXAS                            77002
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 221-8822

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 17, 1998 was approximately $157,557,752. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

As of March 17, 1998, 12,455,491 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1998 (Part III).

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that acquires and originates, sells and services equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $19,000 from inception through December 31, 1997), and thus the Company's leases are commonly referred to as "small ticket leases." The Company initially funds the acquisition or origination of its leases through its warehouse facilities or from working capital and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program. The Company focuses on maximizing the spread between the yield received on its leases and its cost of funds by obtaining favorable terms on its warehouse facilities, securitizations and other structured finance transactions.

     The Company has established strategic alliances with a network of independent leasing companies, lease brokers and equipment vendors, each of which acts as a source from which the Company obtains access to equipment leases
(each a "Source" and collectively "Sources"). The Company customizes lease financing products to meet the specific equipment financing needs of its Sources and in many cases provides such Sources with servicing and technological support via on-line connections to the Company's state-of-the-art computer system.

     The Company views acquisitions of equipment leasing companies as a fundamental part of its growth strategy. In 1997, the Company completed eight acquisitions of equipment leasing companies. The Company's recent acquisitions have substantially increased the Company's ability to generate lease origination volume and have allowed it to introduce new programs and enter new markets. As of December 31, 1997, the Company had 17 offices in ten states. The Company intends to continue to seek acquisition opportunities in additional markets to further expand its business.

     The Company commenced operations in June 1994 and initially developed a program to purchase leases from leasing companies which had the ability to originate significant lease volumes and were willing and able to provide credit protection to the Company and perform certain servicing functions on an ongoing basis with respect to such leases. This program, referred to by the Company as its "Private Label" program, was designed to provide the Company with access to high volumes of leases eligible for the securitization market, while minimizing the risk of loss to the Company. The Company has experienced significant growth in its Private Label program since inception. The volume of leases purchased by the Company pursuant to its Private Label Program was $4.5 million in 1994, $65.2 million in 1995, $161.1 million in 1996 and $210.1 million in 1997.

     In 1996, as part of its growth strategy, the Company began targeting additional sources of lease volume from small ticket lease brokers which were unwilling or unable to provide the credit protection or perform the servicing functions required under the Private Label program and through relationships with equipment vendors. The Company established its Broker and Vendor programs in 1996 through the strategic acquisitions of General Interlease Corporation
("GIC") and Corporate Capital Leasing Group ("CCL"). These acquisitions, together with the eight acquisitions consummated in 1997, have provided the Company with significant additional broker and vendor lease volume. During the years ended December 31, 1996 and 1997, the volume of leases originated by the Company pursuant to its Broker program was $10.5 million and $74.8 million, respectively, and the weighted average yield on such leases (net of brokers' fees) was 14.07% and 13.32%, respectively. During the years ended December 31, 1996 and 1997, the volume of leases originated by the Company pursuant to its Vendor program was $7.5 million and $98.2 million, respectively, and the weighted average yield on such leases was 16.09% and 15.79%, respectively.

Management intends to continue to pursue opportunities to acquire additional small ticket leasing companies with broker and vendor operations and believes that a larger percentage of the Company's revenues in the future will be derived from broker and vendor Sources.

     In addition to its Private Label, Broker and Vendor programs, the Company has in the past generated, and may in the future generate, gain on sale income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium. The Company also generates gain on sale income from the sale of leases to third party financing sources for cash.

LEASE FUNDING PROGRAMS

     The Company provides lease financing to different participants in the small ticket equipment leasing industry through three general lease funding programs, referred to as its Private Label, Broker and Vendor programs. While the terms of the underlying leases are similar in all of the Company's lease funding programs, the financing arrangement offered by the Company varies depending on the size and servicing capabilities of the Source.

  PRIVATE LABEL

     The Company's Private Label program is designed to provide financing to established leasing companies which have demonstrated the ability to originate a significant level of lease volume, follow prudent underwriting guidelines established by the Company and undertake certain labor-intensive aspects of lease servicing on an ongoing basis. Such leasing companies typically rely on commercial loans from local banks to fund their leases. The loans are generally secured by a specific pledge of the lease receivable and the underlying equipment as well as recourse back to the leasing company. Financing available to these companies under typical commercial lending arrangements is generally limited and the Private Label program offers an attractive alternative to meet their financing needs. This program also offers an alternative source of financing to companies whose volume of leases may be too small to economically securitize such leases. The Private Label program is designed to provide the economic advantages of securitized financings, namely enhanced liquidity at relatively low rates, without the administrative and financial burdens common to issuers of asset-backed securities.

     Under the Private Label program, participating leasing companies identify, document and evaluate potential leases in accordance with the Company's underwriting guidelines. Completed application packages for potential leases are submitted to the Company for review prior to acquisition by the Company. Because of the leasing companies' familiarity with the Company's guidelines, acceptance by the Company of leases submitted by Private Label Sources is generally in excess of 90%.

     In a typical Private Label transaction, the Company purchases leases from a Private Label Source and receives a security interest in the underlying equipment. The Private Label Source typically retains ownership of the leased equipment and is responsible for paying applicable property taxes. Leases acquired pursuant to the Private Label program generally carry a $1.00 buyout provision upon maturity. Payments on the leases are received directly by the Company in a lockbox account. The Private Label Source is responsible for monitoring the payment activity of the lessees and performing collection activities as necessary. To facilitate the Source's collection efforts, the Company provides the Source with on-line access to the Company's servicing system.

     The terms of the lease purchase agreements under the Company's Private
Label program provide the Company protection from losses on defaulted leases through a first lien security interest in the underlying equipment, recourse to the Source, holdbacks from amounts paid to the Source upon purchase, or a combination of the above. Under the recourse provisions, the Source is generally required to repurchase a lease from the Company in the event that it becomes 90 days past due. Such recourse is typically limited to 10% to 20% of the aggregate amount of leases funded from each Source. Holdback amounts generally range from 1% to 10% of the purchase price of the related leases. From inception of the Company in June 1994 through December 31, 1997, the Company had incurred losses of $247,000 from leases funded pursuant to the Private Label program. There can be no assurance that the Company's Private Label Sources will continue to meet their repurchase obligations or that the amounts withheld under the purchase price holdback feature of the Private Label program, together with any amounts realized upon disposal of the underlying equipment, will be sufficient to fully offset any losses which might be incurred upon default of lessees in the future.

  BROKER

     The Company's Broker program is designed to fund equipment leases from small ticket lease brokers that are unwilling or unable to provide the credit protection and perform the servicing functions necessary to participate in the Company's Private Label program. In a typical Broker transaction, the Company originates leases referred to it by the broker Source and pays the Source a referral fee. Leases originated under the Broker program are structured on a non-recourse basis, with risk of loss in the event of default by the lessee residing with the Company. The Company owns the underlying equipment covered by a broker lease and, in certain cases, retains a residual interest in such underlying equipment. All servicing functions are performed by the Company.

     The Company also provides a variety of value-added services to participants in its Broker program, including consulting on the structuring of financing transactions with equipment purchasers, timely and efficient credit approvals and preparation and completion of standardized lease documents. Although the Company enters into a brokerage agreement with each of the participants in its Broker program, such agreements are not exclusive and can be terminated by either party.

     The Company's yields on leases originated under its Broker program are higher than those acquired under its Private Label program because of the risk of loss and servicing responsibilities assumed by the Company in the Broker program.

  VENDOR

     The Company's Vendor program focuses on establishing formal and informal relationships with equipment vendors in order to establish the Company as the provider of financing recommended by such vendors to their customers. By assisting such vendors in providing timely, convenient and competitive financing for their equipment sales and offering vendors a variety of value-added services, the Company simultaneously promotes the vendor's equipment sales and the utilization of the Company as the equipment finance provider.

     In a typical vendor arrangement, the Company originates all leases referred to it by the vendor Source. Leases originated under the Vendor program are structured on a non-recourse basis, with risk of loss in the event of a default by the lessee residing with the Company. The Company owns the underlying equipment covered by a vendor lease and, in certain cases, retains a residual interest in such equipment. All servicing functions are performed by the Company under the Vendor program.

     The Vendor program provides for customized lease finance arrangements to respond to the needs of a particular vendor and its equipment purchasers. The value-added services offered by the Company to participants in its Vendor program include consulting with vendors on structuring financing transactions with equipment purchasers, training the vendor's sales and management staffs to understand and market the Company's various financing alternatives, customizing financial products to encourage product sales and preparation and completion of standardized lease documents. In most cases, the Company's sales representatives also work directly with the vendor's equipment purchasers, providing them with the guidance necessary to complete the equipment financing transaction. The
Company also may participate actively in the vendor's sales and marketing efforts, including advertising, promotions, trade show activities and sales meetings.

     The Company generally obtains higher yields on leases funded under the Vendor program than those in the Broker program due to additional services provided by the Company under the Vendor program.

PORTFOLIO ACQUISITIONS AND SALES AND LEASE SALES TO THIRD PARTIES

     In addition to its Private Label, Broker and Vendor programs, the Company has in the past generated, and may from time to time in the future generate, gain on sale income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium. Such leases typically do not fit within the eligibility criteria established pursuant to the Company's warehouse facilities and thus will be sold outside the Company's securitization program. In general, the Company seeks to acquire portfolios of equipment leases from finance companies exiting the business, independent companies seeking a financial partner or companies with businesses complementary to the Company.
Prior to the acquisition of a portfolio of leases under its portfolio acquisition program, the Company performs due diligence procedures, including review of a sample of the lease files included in such portfolio, loss and delinquency experience of such portfolio and such other factors as may be appropriate. The Company also generates gain on sale income from the sale and brokering of leases to third party financing sources for cash.

RECENT ACQUISITIONS

     The Company completed eight acquisitions during 1997, each of which is summarized in the following table. The text that follows the table describes each acquisition in more detail.

                                                       PRINCIPAL
DATE                        NAME                        LOCATION         PRIMARY LEASE SOURCE
-------------------------------------------------   ----------------     ---------------------
2/04/97     Lease Pro, Inc.......................   Atlanta, GA          Broker/Vendor
5/20/97     Heritage Credit Services, Inc........   Sacramento, CA       Broker/Vendor
5/30/97     Universal Fleet Leasing, Inc.........   Houston, TX          Vendor
6/30/97     Public Funding Corporation...........   Chicago, IL          Vendor
9/02/97     Northcoast Capital Leasing Company...   Cleveland, OH        Vendor
9/12/97     Financial Management Services, Inc.
              d/b/a Cascade......................   Wenatchee, WA        Vendor
11/06/97    Heritage Credit Services of Oregon,
              Inc................................   Portland, OR         Vendor
11/26/97    All American Financial Services,
              Inc................................   Conyers, GA          Vendor

     On February 4, 1997, the Company acquired certain assets and liabilities of Lease Pro, Inc. ("Lease Pro"). Lease Pro is located in Atlanta, Georgia and has a significant presence in the national market for veterinary equipment financing. Since October 1986, Lease Pro has generated over 5,000 veterinarian leases.

     On May 20, 1997, the Company acquired the outstanding capital stock of Heritage Credit Services, Inc. ("Heritage"). Heritage is located near
Sacramento, California and maintains sales offices in Bellevue, Washington;
Miami, Florida; Los Angeles, California; and Prescott, Arizona. Heritage is primarily involved in the broker market on the U.S. west coast and has a significant vendor base in California, the largest market in the United States, based on a study by the Foundation for Leasing Education.

     On May 30, 1997, the Company acquired certain assets and liabilities of Universal Fleet Leasing, Inc. ("UFL"). UFL is located in Houston, Texas and focuses primarily on the small ticket vendor market in the southwestern region of the United States.

     On June 30, 1997, the Company acquired certain assets and liabilities of Public Funding Corporation ("Public Funding"). Public Funding is located in
Chicago, Illinois. Public Funding specializes in leasing equipment to municipal and other governmental entities.

     Effective as of September 2, 1997, the Company acquired the outstanding capital stock of Northcoast Capital Leasing Company ("Northcoast"). Northcoast is located in Cleveland, Ohio and focuses primarily on the tree service and construction equipment markets in the midwest region of the United States.

     On September 12, 1997, the Company acquired the outstanding capital stock of Financial Management Services, Inc., which does business under the name
Cascade. Cascade is located near Seattle, Washington and focuses primarily on the agricultural equipment market in the northwest region of the United States.

     On November 6, 1997, the Company acquired the outstanding capital stock of Heritage Credit Services of Oregon, Inc. ("Heritage Credit"). Heritage Credit is located in Portland, Oregon and focuses primarily on the small ticket vendor market in the northwestern region of the United States.

     On November 26, 1997, the Company acquired the outstanding capital stock of All American Financial Services, Inc. ("All American"). All American is located in Conyers, Georgia and focuses primarily on leasing to the retail petroleum and convenience store industries.

CREDIT POLICIES AND PROCEDURES

     The Company has developed credit underwriting policies and procedures that management believes have been effective in the selection of creditworthy equipment lessees and in minimizing the risks of delinquencies and credit losses. The nature of the Company's business requires two levels of review, the first focused on the qualification of the Source and the second focused on the lessee or ultimate end-user of the equipment.

  SOURCE QUALIFICATION

     The Company performs a background investigation on all potential Sources.
This investigation may include verification of bank and trade references and a review of financial statements, past credit history and the business and industry in which the Source operates. The Company performs additional procedures to evaluate the credit worthiness of its Private Label Sources because of the credit protection provided by such Sources under the Private
Label program. Such additional procedures may include an examination of the Source's management team, staffing and servicing infrastructure, as well as a review of ongoing support capabilities in credit, documentation, customer service and collections.

  LEASE UNDERWRITING

     In each of the Company's lease funding programs, the Company reviews individual leases for compliance with underwriting guidelines prepared by the Company's Credit Policy Committee. The Company's underwriting guidelines generally require a credit investigation of an equipment lessee, including an analysis of the personal credit of the owner who typically guarantees the lease, verification of time in business and corporate name, and bank and trade references. Under the Private Label program, certain of these functions are performed by the Source.

     The lease approval process begins with the submission by facsimile or electronic transmission of a credit application by the lease originator, at which time the Company conducts its own independent credit investigation through recognized commercial credit reporting agencies such as Dun & Bradstreet, Equifax, Inc. and TRW, Inc. The credit application is then forwarded to the Company's operations center for review and approval by a senior credit officer.
The time required for an underwriting decision varies according to the nature, size and complexity of each transaction, but approval is generally accomplished within one day.

     Once a determination to fund has been made, the Company requires receipt of signed lease documentation on the Company's standard lease forms, or other pre-approved lease forms, before funding. Once the equipment is shipped and installed, the vendor invoices the Company, and thereafter the Company verifies that the lessee has received and accepted the equipment. Upon the lessee authorizing payment to the vendor, the lease is forwarded to the Company's funding and documentation department for funding, transaction accounting and billing procedures.

     In connection with the Company's securitization program, extensive reviews of the Company's underwriting standards and procedures are conducted by financial guaranty insurers and rating agencies.

SERVICING AND ADMINISTRATION

     The Company's servicing responsibilities with respect to any lease vary depending on the program under which the lease was acquired or originated. Such servicing responsibilities generally include billing, processing payments, remitting payments to Sources and investors, preparing investor reports, paying taxes and insurance and performing collection and liquidation functions. For equipment leases funded under the Private Label program, the collection and customer service functions are performed by the Source, while the

Company performs other servicing functions, including billing and cash receipt.
This arrangement allows the Source to maintain close relationships with lessees and reduces the Company's servicing costs. Under its Broker and Vendor programs, the Company is normally responsible for all servicing functions.

     The Company retains the right to service leases sold through its securitization transactions. In return, the Company receives a servicing fee of 0.50% per annum on the outstanding principal balance of all securitized leases plus late fees, which are collected out of monthly lease payments. Management believes that the Company's performance of servicing functions on its securitized leases enhances certain operating efficiencies and provides an additional revenue stream. As of December 31, 1997, the Company serviced leases with an aggregate principal amount of $482 million for others.

     The small ticket leasing industry is operationally intensive due, in part, to the small average lease size. Accordingly, state-of-the-art technology is critical in keeping servicing costs to a minimum and providing quality customer service. Recognizing the importance of servicing, the Company utilizes a lease administration system tailored to support the Company's technological needs. The system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation, cash forecasting and report writing.
The system is linked with a lockbox bank account for payment processing and provides for direct withdrawal of lease payments. The system also allows users to view all lease documents on-line.

     Collection functions (other than receipt of cash) for leases acquired under the Company's Private Label program are performed by the Source. Many of the Company's Private Label Sources have direct access to the Company's lease administration system to assist them in servicing and collecting the leases sold to the Company. Delinquency information with respect to leases from each Private
Label Source is closely monitored by the Company's management. In the event of a lessee default (typically when an account is 90 days past due), the Company sends a notice to the Source stating that the Source is obligated to repurchase the lease or cure the delinquency within 60 days. For leases acquired or originated under the Company's Broker and Vendor programs, the Company's collections policy is designed to identify payment problems sufficiently early to permit the Company to quickly address delinquencies and, when necessary, to act to preserve equity in the equipment leased. Collection procedures commence immediately upon payments becoming ten days past due.

TERMS OF EQUIPMENT LEASES

     Substantially all equipment leases acquired or originated by the Company are non-cancelable. During the term of the lease, the Company generally receives scheduled payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit margin. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life and a small portion of the Company's leases provide the Company with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases acquired or originated by the Company generally range from 12 to 84 months, with a weighted average initial term of 56 months as of December 31, 1997.

     The terms and conditions of all of the Company's leases are substantially similar. In most cases, the lessees contractually are required to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment.
The Company's standard forms of leases provide that in the event of a default by the lessee, the Company can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into and deemed a part of the equipment financed.

RESIDUAL INTERESTS IN UNDERLYING EQUIPMENT

     Under its Broker and Vendor programs, the Company may own a residual interest in the equipment covered by the lease. The Company records the residual value of a lease on its books when there is no obligation on the part of the lessee to purchase the equipment at the expiration of the lease term. Of the leases acquired or originated by the Company under its Broker and Vendor programs through December 31, 1997, approximately 74% of such leases (as measured by net investment) had no residual value on the Company's books, generally because the lessee was granted an option to purchase the equipment at the end of the term for a nominal price or the lessee was required to purchase the equipment at the end of the term at a fixed price. The aggregate investment in residual values with respect to equipment underlying leases acquired and originated by the Company under its Broker and Vendor programs through December
31, 1997, was approximately $2.8 million, representing less than 2.3% of the total outstanding balance of such leases as of December 31, 1997. In the future, the Company may consider acquiring or originating leases that are classified as operating leases for financial accounting purposes, which would require the Company to record substantially higher residual values than it records on direct financing leases. With respect to equipment in which the Company owns a residual interest, the Company generally seeks to determine the best remarketing plan for such equipment prior to the expiration of the lease covering such equipment. In many cases, such remarketing plan provides for the continuation of the lease on a month to month or other basis or the negotiated sale of the equipment to the lessee through equipment brokers and remarketers, rather than the Company's employees, in order to maximize the net proceeds from such sale.

SALES AND MARKETING

     The Company's marketing strategy is to increase its volume of lease funding by (i) maintaining, selectively expanding and supporting its network of lease
Sources, (ii) developing programs for specific vendor or customer groups, (iii) developing and introducing complementary lease finance products that can be marketed and sold through its existing network of lease Sources, and (iv) selectively acquiring leasing companies with origination capabilities that are complementary to the Company.

     As of December 31, 1997, the Company employed a sales force of approximately 119 employees. These employees are responsible for implementing marketing plans and coordinating marketing activities with the Company's lease
Sources, as well as providing customer service and participating in the Company's attendance at industry conventions and trade shows.

     The Company has established a substantial network of independent leasing companies, brokers and vendors. The Company developed its network of Sources as a result of the industry knowledge and experience of its management. In conjunction with the Company's sales force, the Company's management maintains close contact with these Sources. Many of these Sources have had a prior relationship with the management or sales force of the Company and have, in management's opinion, shown an ability to generate significant volumes of leases with a credit quality that meets the Company's conservative underwriting guidelines.

     The Company's sales force has developed several convenience-oriented speciality lease finance programs designed to enhance lease volume in specific industries. For example, the Company provides financing to the arbor (tree service) industry and provides business operators within this industry with a pre-approved credit line, referred to by the Company as an "Arbor Card," which can be used with various vendors of arbor equipment, enabling the business operator to obtain quick and efficient financing. The Company intends to continue to grow its business by offering specialized finance products to both existing and new Sources.

     The Company is represented at major equipment leasing conventions and trade shows held each year, and several officers of the Company are active in the Equipment Leasing Association, the United Association of Equipment Lessors and the Eastern Association of Equipment Lessors, all well-recognized trade associations.

RELOCATION OF OPERATIONS CENTER

     Since inception, the Company's underwriting, customer service and collection staff have been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas in late 1997 and early 1998. In connection therewith, the Company expects to incur non-recurring costs of approximately $1.5 million, primarily attributable to personnel related expenses.

COMPETITION

     The Company competes in the equipment financing market with a number of national, regional and local finance companies. In addition, the Company's competitors include those equipment manufacturers that finance the sale or lease of their products themselves and other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which provide financing for the purchase of equipment. The Company's competitors include many larger, more established companies that may have access to capital markets and to other funding sources which may not be available to the Company.
Many of the Company's competitors have substantially greater financial, marketing and operational resources and longer operating histories than the Company.

     The Company believes that the structure of its warehouse facilities and its securitization program provide it with access to capital on terms comparable to those of its larger, more established competitors. The Company believes that its experienced management team and sales force, its advanced technology and servicing capacity and its significant broker and vendor base allows the Company to aggressively compete with larger, more established companies.

EMPLOYEES

     As of December 31, 1997, the Company had 223 full time employees, of which 31 were engaged in credit and collection activities, 73 were engaged in servicing and general administration activities and 119 were engaged in marketing activities. Management believes that its relationship with its employees is good. No employees of the Company are members of a collective bargaining unit.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                NAME                    AGE               POSITION
-------------------------------------   --- -------------------------------------
Thomas J. Depping....................   39  Chairman of the Board, President and
                                            Chief Executive Officer
Oren M. Hall.........................   61  Executive Vice President and Chief
                                            Operating Officer
Sandy B. Ho..........................   38  Executive Vice President, Chief
                                            Financial Officer and Secretary
Robert H. Quinn, Jr..................   43  Executive Vice President and Chief
                                            Credit Officer

     THOMAS J. DEPPING has served as Chairman of the Board, President and Chief
Executive Officer of the Company since its inception in June 1994. Mr. Depping has over 15 years of experience in the equipment leasing industry, including 11 years with SunAmerica Financial Resources and its predecessor company (which was acquired by SunAmerica, Inc. in 1991). From 1991 to May 1994, Mr. Depping served as President of SunAmerica Financial Resources, the equipment leasing and financial division of SunAmerica, Inc.

     OREN M. HALL has served as Executive Vice President and Chief Operating
Officer of the Company since the Company's acquisition of Heritage in May 1997.
Mr. Hall was the founder of Heritage and its sole shareholder and President from 1986 until the date of the Heritage acquisition. Mr. Hall is responsible for the overall management of the Company's acquisition and origination of leases. Mr.
Hall has 23 years of

experience in the leasing industry. Mr. Hall was President of the United
Association of Equipment Lessors during 1996.

     SANDY B. HO has served as Executive Vice President and Chief Financial
Officer of the Company since January 1995. Ms. Ho has over 15 years of experience in the equipment leasing and financial services industries, including
10 years with SunAmerica Financial Resources and its predecessor company. From
1991 through 1994, Ms. Ho served as Vice President of SunAmerica Financial
Resources and Managing Director of SunAmerica Corporate Finance.

     ROBERT H. QUINN, JR. has served as Executive Vice President and Chief
Credit Officer of the Company since August 1994. Mr. Quinn has over 23 years of experience in the commercial banking and lease finance industries. From December
1992 through July 1994, Mr. Quinn managed the private label division of AT&T
Capital. In such capacity, Mr. Quinn was directly responsible for generating new private label transactions for AT&T Capital and managing its sales force, credit, documentation and funding, as well as portfolio quality. Prior to his employment at AT&T, Mr. Quinn was employed by Bank of New England for 18 years, most recently as a senior credit officer.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

     The statements contained in "Item 1 -- Business" and "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial or operating performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from those set forth in such forward-looking statement.
In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

  DEPENDENCE ON SECURITIZATION TRANSACTIONS

     The Company sells a large percentage of the equipment leases it acquires and originates through the issuance of securities backed by such leases in securitization transactions or other structured finance techniques. In a securitization transaction, the Company sells and transfers a pool of leases to a wholly-owned, special purpose subsidiary of the Company. The special purpose subsidiary simultaneously sells and transfers an interest in the leases to a trust, which issues beneficial interests in the leases in the form of senior and subordinated securities and sells such securities through public offerings and private placement transactions. The Company generally retains the right to receive any excess cash flows of the trust, which right is represented by a trust certificate (the "Trust Certificate"). The gain on sale of leases sold through securitization transactions represented approximately 30% of the Company's revenues in 1996, and approximately 55% of the Company's revenues in 1997, and is expected to comprise a significant portion of the Company's revenues in future periods.

     The Company is dependent on securitizations for refinancing of amounts outstanding under its warehouse facilities, which the Company utilizes to acquire and originate additional leases. Several factors affect the Company's ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities markets, the credit quality of the Company's lease portfolio, compliance of the Company's leases with the eligibility requirements established in connection with the securitizations, the Company's ability to obtain third-party credit enhancement, the ability of the Company to adequately service its lease portfolio, and the absence of any material downgrading or withdrawal of ratings given to securities previously issued in the Company's securitizations. Any substantial reduction in the availability of the securitization market for the Company's leases or any adverse change in the terms of such securitizations could have a material adverse effect on the Company's financial condition and results of operations.

  NON-REALIZATION OF INVESTMENT IN TRUST CERTIFICATES

     The cash flows available to the Trust Certificates are calculated as the difference between (a) cash flows received from the leases and (b) the sum of
(i) interest and principal payable to the holders of the senior and subordinated securities, (ii) trustee fees, (iii) third party credit enhancement fees, (iv) service fees, and (v) backup service fees. The Company's right to receive this excess cash flow is subject to certain conditions specified in the related trust documents designed to provide additional credit enhancement to holders of the senior and subordinated securities issued in the securitization. The Company estimates the expected levels of cash flows available to the Trust Certificate taking into consideration estimated defaults, recoveries and other factors which may affect the cash flows available to the holder of the Trust Certificate. The cash flows ultimately available to the Trust Certificate are largely dependent upon the actual default rates and recovery levels experienced on the leases sold to the Trust. Losses incurred on leases held by the Trust are borne solely by the holder of the Trust Certificate to the extent of the holder's investment in the Trust Certificate. Because the Company, as holder of the Trust Certificates issued in its securitization transactions, is typically entitled to receive from 2.0% to 6.5% of the cash flows of the Trust yet bears the risk of loss based upon the performance of the entire portfolio of leases held by the Trust, relatively small fluctuations in default rates, recovery levels and other factors impacting cash flows of the leases could have a material adverse effect on the Company's ability to realize its recorded basis in the Trust Certificate.
In such event, the Company would be required to reduce the carrying amount of its Trust Certificates and record a charge to earnings in the period in which the event occurred or became known to management.

  ACQUISITION RISKS

     A key component of the Company's growth strategy is the acquisition of other equipment leasing companies. The inability of the Company to identify suitable acquisition candidates or to complete acquisitions on reasonable terms could adversely affect the Company's ability to grow its business. In addition, any acquisition made by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's financial condition and results of operations. The Company also may experience difficulties in the assimilation of the operations, services, products and personnel of acquired companies, an inability to sustain or improve the historical revenue levels of acquired companies, the diversion of management's attention from ongoing operations, and the potential loss of key employees of such acquired companies. There can be no assurance that any future acquisitions will be consummated.

  DEPENDENCE ON EXTERNAL FINANCING

     The Company funds a large percentage of the equipment leases that it acquires or originates through its warehouse facilities. The warehouse facilities are available to fund leases which satisfy eligibility criteria for inclusion in the Company's public securitizations. Borrowings under the warehouse facilities are repaid with the proceeds received by the Company from public securitization transactions. Any adverse impact on the Company's ability to complete public securitization transactions could have a material adverse effect on the Company's ability to obtain or maintain warehouse facilities or the amount available under such facilities. Any failure by the Company to renew its existing warehouse facilities or obtain additional warehouse facilities or other financings with pricing, advance rates and other terms consistent with its existing facilities could have a material adverse effect on the Company's financial condition and results of operations.

  RISK OF NEED FOR ADDITIONAL CAPITAL

     The structure of the Company's lease funding programs, along with the structure of the Company's warehouse facilities and securitization program enabled the Company to generate positive cash flow from operations in 1996 and 1997. In the event that future market conditions adversely affect the terms of the Company's warehouse facilities or the structure of its public securitization transactions, the Company may require additional capital to fund its operations.
The Company also may require additional capital to finance future acquisitions.

  INTEREST RATE RISKS

     Leases underwritten by the Company are non-cancelable and require payments to be made by the lessee at fixed rates for specified terms. The rates charged by the Company are based on interest rates prevailing in the market at the time of lease approval. Until the Company's leases are securitized or otherwise sold, the Company generally funds such leases under its warehouse facilities or from working capital. Should the Company be unable to securitize or otherwise sell leases with fixed rates within a reasonable period of time after funding, the Company's operating margins could be adversely affected by increases in interest rates. Moreover, increases in interest rates which cause the Company to raise the implicit rate charged to its customers could cause a reduction in demand for the Company's lease funding. The Company generally undertakes to hedge against the risk of interest rate increases when its equipment lease portfolio exceeds
$10.0 million. Such hedging activities limit the Company's ability to participate in the benefits of lower interest rates with respect to the hedged portfolio of leases. In addition, there can be no assurance that the Company's hedging activities will adequately insulate the Company from interest rate risks.

  DEPENDENCE ON CREDITWORTHINESS OF LESSEES

     The Company specializes in acquiring and originating equipment leases with a purchase price of less that $250,000, generally involving small and mid-size commercial businesses located throughout the United States. Small business leases generally entail a greater risk of non-performance and higher delinquencies and losses than leases entered into with larger, more creditworthy lessees. Because of the Company's short operating history, only limited performance data is available with respect to leases funded by the Company.
Thus, historical delinquency and loss statistics are not necessarily indicative of future performance. In addition, the vast majority of leases acquired or originated by the Company through December 31, 1996 were funded through a combination of recourse and purchase price holdback features. During the year ended December 31, 1997, approximately 45% of the leases acquired or originated by the Company were funded through the Company's Broker and Vendor programs under which the Sources do not provide any credit protection to the Company.
Management believes that increasingly larger percentages of the Company's lease originations in the future will be derived through its Broker and Vendor programs. The failure of the Company's lessees to comply with the terms of their leases will result in the inability of such leases to qualify to serve as collateral under the Company's warehouse facilities and securitization program and may have a material adverse effect on the Company's liquidity. Additionally, delinquencies and defaults experienced in excess of levels estimated by management in determining the Company's allowance for credit losses and in valuing the Company's right to receive excess cash flows under its securitization program could have a material adverse effect on the Company's ability to obtain financing and effect public securitization transactions which may, in turn, have a material adverse effect on the Company's financial condition and results of operations.

  FLUCTUATIONS IN QUARTERLY RESULTS

     The Company experiences significant fluctuations in quarterly operating results due to a number of factors, including, among others, the interest rate on the securities issued in connection with the Company's securitization transactions, variations in the volume of leases funded by the Company, differences between the Company's cost of funds and the average implicit yield to the Company on its leases prior to being securitized or otherwise sold, the effectiveness of the Company's hedging strategy, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

  ABILITY TO SUSTAIN INCREASING VOLUMES OF RECEIVABLES

     The Company's ability to sustain continued growth is dependent on its capacity to attract, evaluate, finance and service increasing volumes of leases of suitable yield and credit quality. Accomplishing this on a cost-effective basis is largely a function of the Company's ability to market its products effectively, to manage the credit evaluation process to assure adequate portfolio quality, to provide competent, attentive and efficient servicing and to maintain access to institutional financing sources to achieve an acceptable cost of funds for its financing programs. Any failure by the Company to market its products effectively, to maintain its portfolio quality, to effectively service its leases or to obtain institutional financing at reasonable rates would have a material adverse effect on the Company's financial condition and results of operations.

  DEPENDENCE UPON KEY PERSONNEL

     The Company depends to a large extent upon the experience, abilities and continued efforts of its senior management, including the management of companies it has acquired. The Company has entered into employment agreements with its principal executive officers. The loss of the services of one or more of the key members of the Company's senior management could have a material adverse effect on the Company's financial condition and results of operations.
The Company's future success also will depend upon its ability to attract and retain additional skilled management personnel necessary to support anticipated future growth.

  COMPETITION

     The financing of small ticket equipment is highly competitive. The Company competes for customers with a number of national, regional and local finance companies. In addition, the Company's competitors include those equipment manufacturers that finance the sale or lease of their products themselves and other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which provide financing for the purchase of equipment. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. The Company's competitors and potential competitors include many larger, more established companies which may have a lower cost of funds than the Company and access to capital markets and to other funding sources which may be unavailable to the Company.

  CONCENTRATION OF LEASE SOURCES AND CREDIT RISKS

     Although the Company's portfolio of leases includes lessees located throughout the United States, the Company acquires or originates a majority of its leases from Sources operating in five states: Texas, Florida, New York, New
Jersey and California. The ability of the Company's lessees to honor their contracts may be substantially dependent on economic conditions in these states.
All such leases are collateralized by the related equipment. The recourse and holdback provisions of the Private Label program mitigate, but do not eliminate, a significant portion of any economic risk not recoverable through the sale of the related equipment.

     Additionally, a substantial portion of the Company's leases are concentrated in certain industries, including the medical industry, the dental industry and the veterinary industry. To the extent that the economic or regulatory conditions prevalent in such industries change, the ability of the Company's lessees to honor their lease obligations may be adversely impacted.

     In the event that the Company's significant Sources were to substantially reduce the number of leases sold to the Company, and the Company was not able to replace the lost lease volume, such reduction could have a material adverse effect on the Company's financial condition and results of operations.

  MANAGEMENT OF GROWTH

     The Company has grown dramatically since its inception in June 1994. The volume of leases acquired or originated by the Company was $4.5 million for the period from inception to December 31, 1994, $65.2 million for the year ended
December 31, 1995, $179.2 million for the year ended December 31, 1996, and
$383.1 million for the year ended December 31, 1997. This significant growth has placed, and if sustained will continue to place, a burden on the administrative and financial resources of the Company. Accordingly, the Company's future financial condition and results of operations will depend on management's ability to effectively manage future growth, the success of which cannot be assured.

  RESIDUAL VALUE RISK

     The Company retains a residual interest in the equipment covered by certain of its leases. The estimated fair market value of the equipment at the end of the contract term of the lease, if any, is reflected as an asset on the Company's balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values. Realization of residual values depends on many factors, several of which are outside the Company's control, including general market conditions at the time of expiration of the lease, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. If, upon the expiration of a lease, the Company sells or refinances the underlying equipment and the amount realized is less that the recorded value of the residual interest in such equipment, a loss reflecting the difference will be recognized. Any failure by the Company to realize aggregate recorded residual values could have a material adverse effect on its financial condition and results of operations.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters are located in leased space of 9,114 square feet at 600 Travis Street, Suite 7050, Houston, Texas 77002. In late
1997, the Company began the process of relocating its operations center from Jupiter, Florida to Houston, Texas. In connection therewith, the Company leased approximately 14,000 square feet of additional space in the building where its corporate headquarters are located. The Company also leases office space for its regional offices in Prescott, Arizona; Rancho Cordova and Los Angeles,
California; Fort Lauderdale and Miami, Florida; Conyers and Marietta, Georgia;
Chicago, Illinois; Cleveland, Ohio; Portland, Oregon; Westchester, Pennsylvania;
Dallas and Houston, Texas; and Bellevue and Wenatchee, Washington. As of
December 31, 1997, the aggregate monthly rent under all of the Company's office leases was approximately $75,000. The Company believes that its current facilities are adequate for its existing needs and that suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company and its subsidiaries are parties to various claims, lawsuits and administrative proceedings arising in the ordinary course of business. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect such matters to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's common stock (the "Common Stock") began trading on the Nasdaq National Market on May 15, 1997 under the symbol "FSFH." The following table sets forth the high and low sale prices of the Common Stock for the periods indicated, as reported by Nasdaq.

                                         HIGH       LOW
                                        ------   ---------
1997
Second Quarter (beginning May 15)....   $11.25   $    8.38
Third Quarter........................    20.25       10.50
Fourth Quarter.......................    20.50       17.75

     On March 17, 1998, there were approximately 33 holders of record of the Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on the Common
Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, provisions in certain of the Company's credit facilities and the terms of its Series A
Preferred Stock (the "Series A Preferred Stock") contain certain restrictions on the payment of dividends on the Common Stock. Holders of shares of Series A
Preferred Stock are entitled to receive annual cash dividends of $1.86 per share, such dividends being payable annually as declared by the Board of Directors. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under the Company's credit agreements or rights of the Series A
Preferred Stock, as well as other factors the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     On May 20, 1997, the Company sold 500,000 shares of Common Stock, valued at
$8.00 per share, to the former owner of Heritage as part of the consideration for the acquisition of Heritage.

     On May 30, 1997, the Company sold 22,222 shares of Common Stock, valued at
$9.00 per share, to the former owners of UFL as part of the consideration for the acquisition of UFL.

     On September 2, 1997, the Company sold 255,000 shares of Common Stock, valued at $14.50 per share, to the former owners of Northcoast as part of the consideration for the acquisition of Northcoast.

     On September 12, 1997, the Company sold 66,666 shares of Common Stock, valued at $15.00 per share, to the former owners of Cascade as part of the consideration for the acquisition of Cascade.

     On November 6, 1997, the Company sold 12,104 shares of Common Stock, valued at $19.00 per share, to the former owners of Heritage Credit as part of the consideration for the acquisition of Heritage Credit.

     On November 26, 1997, the Company sold 15,789 shares of Common Stock, valued at $19.00 per share, to the former owners of All American as part of the consideration for the acquisition of All American.

     The Company relied on an exemption under Section 4 (2) of the Securities
Act of 1933 in effecting each of the transactions described above.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables sets forth selected financial and operating data of the Company as of the dates and for the periods indicated. The selected consolidated financial data, as of December 31, 1994 and for the period from inception (June 3, 1994) to December 31, 1994 and as of and for the years ended
December 31, 1995, 1996 and 1997, have been derived from financial statements audited by Arthur Andersen LLP, independent public accountants. The selected financial and operating data set forth below should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" and the Consolidated Financial Statements of the Company and
related notes thereto, included elsewhere herein.                                           PERIOD FROM
                                           INCEPTION TO       YEAR ENDED DECEMBER 31,
                                           DECEMBER 31,   -------------------------------
                                               1994         1995       1996       1997
                                           ------------   ---------  ---------  ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Gain on sale of lease financing
       receivables(1)...................     $ --         $   3,259  $   3,456  $  19,017
     Interest income....................          181         3,053      6,323      9,018
     Servicing income...................            6           323      1,050      3,092
     Other income.......................       --                16        535      3,330
                                           ------------   ---------  ---------  ---------
          Total revenues................          187         6,651     11,364     34,457
Expenses:
     Salaries and benefits..............          312         1,346      1,987      7,593
     Interest expense...................          157         2,616      5,014      5,096
     Provision for credit losses........           28           392        537      1,891
     Depreciation and amortization......            6           100        286      1,251
     Other general and administrative...          522           803      1,531      5,872
                                           ------------   ---------  ---------  ---------
          Total expenses................        1,025         5,257      9,355     21,703
                                           ------------   ---------  ---------  ---------
     Net income (loss) before provision
       (benefit) for income taxes.......         (838)        1,394      2,009     12,754
     Provision (benefit) for income
       taxes                                     (323)          569        792      5,099
                                           ------------   ---------  ---------  ---------
     Net income (loss)..................     $   (515)    $     825  $   1,217  $   7,655
                                           ============   =========  =========  =========
     Earnings (loss) per share,
       diluted..........................     $   (.09)    $     .13  $     .20  $     .91
                                           ============   =========  =========  =========
     Shares used in computing earnings
       (loss) per share(2)..............        5,470         6,308      6,157      8,419
                                           ============   =========  =========  =========

                                                         AS OF DECEMBER 31,
                                           ----------------------------------------------
                                               1994         1995       1996       1997
                                           ------------   ---------  ---------  ---------
BALANCE SHEET DATA:
  Assets:
     Lease financing receivables, net...     $ 29,856     $  67,322  $  61,270  $  24,608
     Cash and cash equivalents..........        2,305           876      2,598     13,094
     Investment in trust certificates...       --            --          9,534     12,512
     Marketable security................       --            --         --          4,020
     Furniture and equipment, net.......          130           262      1,049      3,260
     Goodwill and other intangible
       assets, net......................       --            --          3,615     20,162
     Other assets.......................        1,261           884      1,276      6,725
                                           ------------   ---------  ---------  ---------
          Total assets..................     $ 33,552     $  69,344  $  79,342  $  84,381
                                           ============   =========  =========  =========
  Liabilities and Stockholders' Equity:
     Warehouse credit facilities........     $ 23,437     $  55,827  $  52,380  $  12,620
     Subordinated notes payable.........        9,000         9,000      9,000      6,000
     Other liabilities..................          630         3,207     11,818     26,555
                                           ------------   ---------  ---------  ---------
          Total liabilities.............       33,067        68,034     73,198     45,175
     Redeemable preferred stock.........       --            --          3,890      2,640
     Stockholders' equity...............          485         1,310      2,254     36,566
                                           ------------   ---------  ---------  ---------
          Total liabilities and
             stockholders' equity.......     $ 33,552     $  69,344  $  79,342  $  84,381
                                           ============   =========  =========  =========


                                           PERIOD FROM
                                           INCEPTION TO       YEAR ENDED DECEMBER 31,
                                           DECEMBER 31,   -------------------------------
                                               1994         1995       1996       1997
                                           ------------   ---------  ---------  ---------
                                                       (DOLLARS IN THOUSANDS)
OPERATING DATA:
Lease financing receivables acquired and
  originated (3):
  Private Label
    Number..............................          123         2,733     10,988     13,260
    Average interest rate...............         9.92%         9.78%      9.45%      9.14%
    Principal amount....................     $  4,492     $  65,244  $ 161,137  $ 210,113
  Broker
    Number(4)...........................       --            --            371      2,623
    Average interest rate...............       --    %       --    %     14.07%     13.32%
    Principal amount....................     $ --         $  --      $  10,543  $  74,781
  Vendor
    Number(4)...........................       --            --            203      2,736
    Average interest rate...............       --    %       --    %     16.09%     15.79%
    Principal amount....................     $ --         $  --      $   7,526  $  98,229
  Total
    Number..............................          123         2,733     11,562     18,619
    Average interest rate...............         9.92%         9.78%     10.00%     11.66%
    Principal amount....................     $  4,492     $  65,244  $ 179,206  $ 383,123
Lease Financing receivables sold:
    Leases sold in securitizations......     $ --         $  --      $ 152,000  $ 395,673
    Leases sold to third parties(5).....     $ --         $  24,400  $   7,501  $  57,670
Lease Portfolios Serviced(6):
  Leases Serviced for Others
    Number..............................          153           159      8,476     30,995
    Principal amount....................     $ 10,687     $   9,675  $ 157,078  $ 481,970
    Servicing fee income................     $      6     $     323  $   1,050  $   3,092
  Total Leases Serviced
    Number..............................        1,551         3,026     13,967     32,201
    Principal amount....................     $ 40,543     $  77,204  $ 217,283  $ 504,387
Credit Quality Statistics:
  Delinquencies (at period end)
    Gross lease receivables serviced and
      owned.............................     $  5,784     $  83,687  $ 257,234  $ 611,358
    31-60 days..........................       --    %         2.53%      2.40%      1.87%
    61-90 days..........................       --    %         0.45%      0.78%      0.57%
    91+ days............................       --    %         0.08%      0.33%      0.37%
                                           ------------   ---------  ---------  ---------
      Total delinquencies...............       --    %         3.06%      3.51%      2.81
  Net Charge-offs
    Private Label
      Principal amount..................     $ --         $  --      $      25  $     222
      Net charge-offs as a % of average
         receivables outstanding........       --    %       --    %      0.02%      0.09%
    Broker and Vendor(7)
      Principal amount..................     $ --         $  --      $      --  $     362
      Net charge-offs as a % of average
         receivables outstanding........       --    %       --    %        --%      0.58%

------------

(1) The gain on sale of lease financing receivables in 1995 and 1997 include gains of $3.3 million and $853,000, respectively, related to leases sold through portfolio sales.

(2) See Note 2 to Financial Statements for a description of the computation of earnings (loss) per share.

(3) Lease financing receivables acquired or originated during the year ended
    December 31, 1997 do not include approximately $44.6 million of leases acquired in connection with the Heritage acquisition.

(4) The Company established its Broker and Vendor programs in July 1996.

(5) Represents total leases sold to third parties outside the Company's securitization program. Leases sold to third parties in the years ended
    December 31, 1995 and 1997 includes $24.4 million and $7.6 million, respectively, of leases sold through portfolio sales.

(6) The number and principal amount of leases serviced for others and total leases serviced reflect period end statistics. The Company began servicing leases for others in December 1994. Accordingly, servicing fee income for the period from inception (June 3, 1994) through December 31, 1994 reflects limited servicing activity. The number and principal amount of leases serviced for others, and thus the Company's servicing fee income, increased significantly during 1996 and 1997 due to the Company's servicing responsibilities under its securitization program.

(7) Excludes lease receivables and losses on lease receivables acquired through business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

OVERVIEW

     First Sierra is a specialized finance company that acquires and originates, sells and services equipment leases. The Company initially funds the acquisition or origination of its leases through its warehouse facilities or from working capital and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program. Management believes that its significant experience in asset-backed securitization transactions and extensive relationships with financing sources has allowed the Company to achieve a lower cost of funds and ultimately a wider spread upon securitization of its equipment leases than many of its competitors.
The structure of the Company's lease funding programs, along with the structure of the Company's warehouse facilities and securitization program, enabled the Company to generate positive cash flow from operations in 1996 and 1997.

     The Company commenced operations in June 1994 and initially developed a program to purchase leases from leasing companies which had the ability to originate significant lease volume and were willing and able to provide credit protection to the Company and perform certain servicing functions on an ongoing basis with respect to such leases. This program, referred to by the Company as its "Private Label" program, was designed to provide the Company with access to high volumes of leases eligible for the securitization market, while minimizing the risk of loss to the Company. Each Private Label Source provides credit protection to the Company through a combination of recourse and purchase price holdback features and performs certain labor-intensive servicing functions with respect to the leases sold to the Company, such as credit collection, equipment repossession and liquidation functions. Generally, the Company receives and processes all lease payments on leases purchased by it under the Private Label program.

     The yields generated under the Company's Private Label program are generally lower than those generated under the Company's Broker and Vendor programs because of the credit protection afforded the Company and the reduced level of servicing required of the Company. The weighted average yield to the Company on leases funded through the Private Label program from inception through December 31, 1997 was 9.36%. The Company has experienced significant growth in its Private Label program. The volume of leases purchased by the Company pursuant to its Private Label program was $4.5 million in 1994, $65.2 million in 1995, $161.1 million in 1996 and $210.1 million in 1997.

     In 1996, as part of its growth strategy, the Company began targeting additional sources of lease volume from small ticket lease brokers which were unable or unwilling to provide the credit protection or perform the servicing functions required under the Private Label program and through relationships with vendors of equipment. The Company established its "Broker" and "Vendor" programs in 1996 through two strategic acquisitions and has expanded these programs through eight additional acquisitions in 1997. In a typical Broker or Vendor arrangement, leases are originated by the Company without recourse to the Source. The Company also performs all servicing functions on leases acquired or originated under its Broker and Vendor programs. As a result, the Company's yields are higher than those on its Private Label leases. The weighted average yields to the Company on leases funded pursuant to its Broker and Vendor programs were 14.07% and 16.09%, respectively, in 1996 and 13.32% and 15.79%, respectively, in 1997. The volume of leases funded by the Company pursuant to its Broker and Vendor programs was $10.5 million and $7.5 million, respectively, in 1996 and $74.8 million and $98.2 million, respectively, in 1997. Management intends to continue to pursue opportunities to acquire additional small ticket leasing companies with broker and vendor operations and believes that a larger percentage of the Company's revenues in the future will be derived from such broker and vendor Sources.

     As a fundamental part of its business and financing strategy, the Company sells the leases it acquires or originates primarily through securitization transactions and other structured finance transactions. In a securitization transaction, the Company sells and transfers a pool of leases to a wholly-owned, special purpose subsidiary of the Company. The special purpose subsidiary simultaneously sells and transfers an interest in the leases to a trust, which issues beneficial interests in the leases in the form of senior securities and subordinated securities and sells such senior and subordinated securities in the public and private markets. The Company generally retains the right to receive any excess cash flows of the trust, which right is represented by the Trust Certificate.

YEAR 2000

     The "Year 2000" issue involves computer programs and applications that were written using two digits (instead of four) to describe the applicable year.
Failure to successfully modify such programs and applications to be Year 2000 compliant may have a material adverse impact on the Company. Exposure arises not only from potential consequences (for example, business interruption) of certain of the Company's own applications not being Year 2000 compliant, but also from non-compliance by significant counterparties with which the Company does business. Management has made inquiries of its major software vendors and has received assertions that the software programs from such vendors are Year 2000 compliant. The Company expects to complete testing of the software vendors' assertions by the first quarter of 1999.

RESULTS OF OPERATIONS

  1997 COMPARED TO 1996

     During the years ended December 31, 1996 and 1997, the Company sold leases with an aggregate principal balance of $152.0 million and $395.7 million, respectively, net of unearned income, through the Company's securitization program. The Company recognized gains of $3.5 million and $18.2 million, respectively, upon such sales and retained Trust Certificates in the related trusts. Gains recognized upon sales of leases increased as a percentage of leases sold from 2.3% for the year ended December 31, 1996, to 4.6% for the year ended December 31, 1997. The increase was directly attributable to an increase in the weighted average interest rate of leases sold as a result of the inclusion of higher yielding leases acquired pursuant to the Company's Broker and Vendor programs and a decrease in the level of Trust Certificates the Company was required to retain in the securitization trusts. Additionally, the Company recognized a gain of $853,000 upon the sale of a portfolio of lease receivables with an aggregate principal balance of $7.6 million to a third party during 1997. The Company did not sell any portfolios of leases during 1996.

     Interest income increased $2.7 million, or 43%, from $6.3 million for the year ended December 31, 1996 to $9.0 million for the year ended December 31, 1997. The increase was primarily related to an increase of $1.0 million during 1997 of interest income recognized on Trust Certificates retained by the Company in securitization transactions. The remaining difference was the result of a 22% increase in the average rate earned on the leases. The increase in the average rate earned on the leases was directly attributable to the formation of the Company's Broker and Vendor programs in July 1996.

     Servicing income increased $2.0 million, or 182%, from $1.1 million for the year ended December 31, 1996 to $3.1 million for the year ended December 31, 1997. Such increase was primarily attributable to a 207% increase in leases serviced for others from December 31, 1996 to December 31, 1997.

     Interest expense increased $82,000, or 2%, from $5.0 million for the year ended December 31, 1996 to $5.1 million for the year ended December 31, 1997.
The increase was related to additional indebtedness assumed in connection with acquisitions at higher interest rates than those under the Company's existing warehouse facilities, substantially offset by (a) reduced periods that leases were held by the Company prior to securitization due to the formation of the Company's Securitized Warehouse Facilities (as defined herein), and (b) reduced amounts of subordinated notes payable outstanding due to the repayment of one such note with proceeds from the Company's initial public offering of Common
Stock in May 1997.

     Salaries and benefits increased $5.6 million, or 282%, from $2.0 million for the year ended December 31, 1996 to $7.6 million for the year ended December
31, 1997. Such increase was primarily attributable to an increase in the number of employees resulting from the acquisitions of ten companies from July 1996 through November 1997. In addition, salaries and benefits have increased due to the higher level of servicing required as a result of the formation of the Company's Broker and Vendor programs in July 1996.

     Provision for credit losses increased $1.4 million, or 252%, from $537,000 for the year ended December 31, 1996 to $1.9 million for the year ended December
31, 1997. The increase was primarily due to the origination of $173.0 million of leases under the Company's Broker and Vendor programs during the year ended
December 31, 1997, which have a greater exposure to credit losses than leases originated under the Company's Private Label program, which provide for recourse to the Private Label Source.

     Depreciation and amortization increased $965,000, from $286,000 for the year ended December 31, 1996 to $1.3 million for the year ended December 31, 1997. The increase was attributable to a 696% increase in amortization of goodwill and other intangible assets resulting from the acquisitions referred to above as well as a 168% increase in depreciation of fixed assets owned at December 31, 1997.

     Other general and administrative expenses increased $4.4 million, or 284%, from $1.5 million for the year ended December 31, 1996 to $5.9 million for the year ended December 31, 1997. Such increase was primarily attributable to the general expansion of the Company's business and the acquisitions of eight businesses in 1997.

  1996 COMPARED TO 1995

     Interest income increased $3.3 million, or 107%, from $3.1 million for the year ended December 31, 1995 to $6.3 million for the year ended December 31, 1996. The increase was primarily attributable to a 90% increase in average lease receivable balance outstanding ($659,000 of interest income was recognized on higher yielding leases originated under the Company's Broker and Vendor programs which began in July 1996) and $573,000 recognized on subordinated securities retained by the Company in its securitization transactions.

     Gain on sale of lease financing receivables increased $197,000, or 6%, from $3.3 million for the year ended December 31, 1995 to $3.5 million for the year ended December 31, 1996. The gain on sale of lease financing receivables recognized in 1996 reflects the net profit resulting from securitization transactions. The leases securitized in 1996 were acquired through the Company's
Private Label program. The $3.3 million gain on sale of lease financing receivables recognized in 1995 resulted from the sale of a lease portfolio acquired at a discount from a third party in 1994.

     Servicing income increased $727,000, or 225%, from $323,000 for the year ended December 31, 1995 to $1.1 million for the year ended December 31, 1996.
Such increase was primarily attributable to servicing fees received from the Company's securitization transactions. At December 31, 1995, the Company serviced 159 leases for others with an aggregate principal amount of $9.7 million. At December 31, 1996, the Company serviced 8,476 leases with an aggregate principal amount of $157.1 million.

     Other income increased $519,000 from $16,000 for the year ended December
31, 1995 to $535,000 for the year ended December 31, 1996. Such increase was primarily attributable to brokerage fees received on transactions brokered to third parties by the Company subsequent to an acquisition in July 1996 in fulfillment of an existing contractual obligation.

     Interest expense increased $2.4 million, or 92%, from $2.6 million for the year ended December 31, 1995 to $5.0 million for the year ended December 31, 1996. Such increase was due to an increase in the average balance outstanding under the Company's warehouse facilities, which borrowings were used to finance the significant increase in leases acquired or originated by the Company in 1996. In 1996, the Company acquired or originated $179.2 million of leases, as compared to $65.2 million in 1995.

     Salaries and benefits increased $641,000, or 48%, from $1.3 million for the year ended December 31, 1995 to $2.0 million for the year ended December 31, 1996. Such increase was primarily attributable to a general expansion of the Company's business and an increase in the number of employees resulting from the acquisitions of two businesses in 1996. In addition, due to the higher level of servicing responsibility assumed by the Company in connection with its Broker and Vendor programs, salaries and benefits are higher as a percentage of lease volumes than under the Company's Private Label program.

     Provision for credit losses increased $145,000, or 37%, from $392,000 for the year ended December 31, 1995 to $537,000 for the year ended December 31, 1996. Such increase was primarily attributable to the increase in the amount of leases acquired or originated by the Company in 1996.

     Depreciation and amortization increased $186,000, or 186%, from $100,000 for the year ended December 31, 1995 to $286,000 for the year ended December 31, 1996. Such increase was primarily attributable to a 300% increase in fixed assets owned during 1996, as well as amortization of goodwill and other intangible assets resulting from the acquisitions of GIC and CCL.

     Other general and administrative expenses increased $728,000, or 91%, from $803,000 for the year ended December 31, 1995 to $1.5 million for the year ended
December 31, 1996. Such increase was

primarily attributable to the general expansion of the Company's business and the acquisitions of GIC and CCL.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, the Company has funded its operations primarily through sales of leases, borrowings under its warehouse facilities, sales of common stock and through its securitization program. The Company expects to continue to require access to significant additional capital to maintain and expand its volume of leases funded. The Company also expects to require additional capital to continue its acquisitions of equipment leasing companies.

     The Company's uses of cash include the acquisition and origination of equipment leases, payment of interest expenses, repayment of borrowings under its warehouse facilities, operating and administrative expenses, income taxes and capital expenditures. The structure of the Company's lease funding programs
(including the holdback and recourse features of the Private Label program), along with the structure of the Company's warehouse facilities and securitization program, enabled the Company to generate positive cash flow from operations in 1996 and 1997.

     The Company utilizes both warehouse credit facilities and securitized warehouse facilities to fund the acquisition and origination of leases that satisfy the eligibility requirements established pursuant to each facility. The
Company's warehouse facilities provide the Company with advance rates that generally do not require the Company to utilize its capital during the period that lease receivables are financed under such facilities. The liquidity provided under each warehouse facility is interim in nature and lease receivables funded thereunder are generally refinanced or resold through the Company's public securitization program within six to twelve months.

     The Company believes that existing cash and investment balances, cash flow from its operations, the net proceeds from future securitization transactions and amounts available under its warehouse facilities will be sufficient to fund the Company's operations for the foreseeable future.

WAREHOUSE CREDIT FACILITY

     At December 31, 1997, the Company had a warehouse credit facility, which is treated as debt for financial reporting purposes, with available borrowing capacity of $50 million. No borrowings were outstanding under this facility at December 31, 1997.

SECURITIZED WAREHOUSE FACILITIES

     The Company also maintained three securitized warehouse facilities (the
"Securitized Warehouse Facilities") as of December 31, 1997. These facilities allow the Company to transfer and sell equipment lease receivables to a trust.
The trust issues two certificates of beneficial interest: a senior certificate, which is owned by an unrelated third party, and a Trust Certificate, which is owned by a special purpose subsidiary of the Company. The Securitized Warehouse
Facilities provide for an aggregate issuance of $200 million of senior certificates through June 25, 1998 in the case of two facilities and the issuance of $150 million of senior certificates through October 30, 1998, in the case of the remaining facility. As of December 31, 1997, the senior certificate-holders' investments in the senior certificates issued by the Securitized Warehouse Facilities was $151 million. Management believes that it will be able to either extend these facilities or enter into alternate facilities with terms at least as favorable as those under its existing agreements.

     The Securitized Warehouse Facilities provide several significant advantages to the Company, including (i) favorable interest rates and (ii) allowing the Company to transfer lease receivables to a trust on an ongoing basis, including the transfer of the risks and rewards of ownership as well as the control of the underlying trust, thus enabling the Company to record the transactions as a sale at the time such receivables are transferred to the trust, rather than at the time of a public securitization transaction. This reduces the degree to which the Company's quarterly results might fluctuate due to the timing of public securitizations and provides greater flexibility with respect to the timing and size of public securitizations, thereby reducing related transaction costs. The equipment lease receivables included in the Securitized Warehouse Facilities may be transferred by the trust to other trusts in which the Company has a minority interest.

PUBLIC SECURITIZATION TRANSACTIONS

     To date, proceeds received by the Company in its public securitization transactions have generally been sufficient to repay amounts financed under the warehouse facilities, as well as issuance expenses. In addition to the proceeds received upon closing of the sale of the securitized leases, securitization transactions generate cash flow from ongoing servicing and other fees, including late charges on securitized equipment leases, and excess cash flow distributions from the Trust Certificates retained by the Company and other assets of the trust once the securities are retired. The Company structures its securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. The Company anticipates that future sales of its equipment leases will be principally through securitization transactions or other structured finance techniques and, to a lesser extent, through portfolio sales and sales to third-party financing sources.

     As of December 31, 1997, the Company had completed three public securitization transactions involving the issuance of $369.3 million of senior and subordinated securities. The Series 1996-1 and 1996-2 transactions were completed in 1996 and the Series 1997-1 transaction was completed in September
1997. In connection with the Series 1996-1 and 1996-2 transactions, Class A certificates, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The
Class B-1 and Class B-2 Certificates were rated BBB and BB, respectively, by
Duff & Phelps Credit Rating Co., and were sold on a non-recourse basis in the private market. In connection with the Series 1997-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor
Services, Inc. and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and AA, respectively, by Duff & Phelps Credit Rating Co., and were sold on a non-recourse basis in the private market. The Class B-2 Note was enhanced through a letter of credit with Dresdner Bank AG, which resulted in the higher ratings. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co., and was retained by the Company for future sale in the private market. Due to the Company's ability to structure and sell Class B-1 and Class B-2 rated components of its securitizations, the remaining interest retained by the Company was reduced, thereby allowing the Company to maximize the cash proceeds generated from each transaction. The Company was able to realize approximately 94.0% of the present value of the remaining scheduled payments of the equipment leases included in its Series 1996-1 and 1996-2 securitizations, and approximately
96.0% of the present value of the remaining scheduled payments of the equipment leases included in its Series 1997-1 securitization.

     The Company continually seeks to improve the efficiency and execution of its securitization transactions. In the Company's Series 1997-1 securitization transaction, which was completed in September 1997, the Company was able to reduce the level of subordination required for the Class A Notes from 12.0% to 8.0%, thereby increasing the size of the Class A Notes, which carry the lowest coupon rate, from 88.0% to 92.0% of the present value of the remaining scheduled lease payments under securitization. Furthermore, the spread over comparable
Treasury securities on the Class A Notes was reduced from .51% to .43%, and the spread on the Class B-1 Notes was reduced to 1.10%. The Class B-2 Notes carried a spread of .55%. The effect of these reduced subordination levels and the lower spreads has been to decrease the effective cost of the transaction to the Company and thus increase the gains realized in the securitization transaction.

  SUBORDINATED REVOLVING CREDIT FACILITY

     On May 20, 1997, the Company entered into a $5.0 million subordinated revolving credit facility with an affiliate, with the commitment level thereunder decreasing by $1.0 million per year. Advances under the facility bear interest at 11.00% per annum. As of December 31, 1997, $5.0 million was outstanding under this facility.

  INTEREST RATE MANAGEMENT ACTIVITIES

     The implicit yield to the Company on all its leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the leases. When the Company acquires or originates leases, it bases its pricing on the "spread" it expects to achieve between the implicit yield to the Company on each lease and the effective interest cost it will pay when it sells such lease through a public securitization transaction.
Increases in interest rates between the time the leases are acquired or originated by the Company and the time they are sold through a public securitization transaction could narrow or eliminate the spread, or result in a negative spread. It is the Company's policy to generally mitigate the risk on changes in interest rates.
The Company mitigates the volatility of interest rate movement between the time the Company acquires or originates a lease and the time such lease is sold through a public securitization transaction by hedging movements in interest rates using interest rate swap derivatives which match the underlying cash flow associated with the leases originated. Under these swap agreements, the Company receives interest on the notional amount at either the 30-day LIBOR or the 30-day AA Corporate Commercial Paper Index, in the case of leases funded through the First Union Commercial Paper program, and the Company pays a fixed rate which is equal to a spread over the yield to maturity of U.S. Treasury securities similar to the maturities of the specific leases being held for securitization. Such hedging arrangements are generally implemented when the Company's portfolio of unhedged leases reaches $10.0 million. At certain times, changes in the interest rate market present favorable conditions to hedge against future rate movement. The Company may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but this activity is generally limited to levels where the Company is confident of origination in the near term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements included in this Report beginning at page F-1 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item with respect to the identity and business experience of the Company's directors is set forth in the Company's
Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1998 under the caption "Election of Directors" and is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of the Company's executive officers is set forth on page 8 of this Report under the caption "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1998 under the caption "Section 16(a) Beneficial Ownership Reporting
Compliance" and is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is set forth in the Company's Proxy
Statement for its Annual Meeting of Stockholders to be held on April 30, 1998 under the captions "Executive Compensation," "Reports on Executive
Compensation," "Compensation and Stock Option Committee Interlocks and Insider
Participation" and "Organization and Remuneration of the Board" and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the Company's Proxy
Statement for its Annual Meeting of Stockholders to be held on April 30, 1998 under the caption "Securities Beneficially Owned by Principal Stockholders and Management" and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth in the Company's Proxy
Statement for its Annual Meeting of Stockholders to be held on April 30, 1998 under the caption "Certain Relationships and Related Transactions" and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) See Index to Financial Statements on Page F-1 of this Report.

     (a)(2) None

     (a)(3) List of Exhibits

        EXHIBITS
------------------------
           3.1       --   Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                          3.1 to Amendment No. 3 to Registrant's Form S-1 Registration Statement (Registration No.
                          333-22629)).
           3.2       --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to
                          Registrant's Form S-1 Registration Statement (Registration No. 333-22629)).
           4.1       --   Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment
                          No. 2 to Registrant's Form S-1 Registration Statement (Registration No. 333-22629)).
          10.1       --   1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to
                          Registrant's Form S-1 Registration Statement (Registration No. 333-22629)).*
          10.2       --   Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to
                          Amendment No. 2 to Registrant's Form S-1 Registration Statement (Registration No.
                          333-22629)).*
          10.3       --   Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to
                          Amendment No. 2 to Registrant's Form S-1 Registration Statement (Registration No.
                          333-22629)).
          10.4       --   Asset Purchase Agreement dated June 28, 1996 between the Company, First Sierra
                          Acquisition, Inc. and General Interlease Corporation and Eric Barash and Daniel Dengate
                          (incorporated by reference to Exhibit 10.4 to Registrant's Form S-1 Registration Statement
                          (Registration No. 333-22629)).
          10.5       --   Agreement and Plan of Reorganization dated October 15, 1996 among Valerie A. Hayes,
                          Corporate Capital Leasing Group, Inc., the Company and First Sierra Pennsylvania, Inc.
                          (incorporated by reference to Exhibit 10.5 to Registrant's Form S-1 Registration Statement
                          (Registration No. 333-22629)).
          10.6       --   Asset Purchase Agreement, dated February 4, 1997, between Lease Pro, Inc., Charles E.
                          Lester and the Company (incorporated by reference to Exhibit 10.6 to Registrant's Form S-1
                          Registration Statement (Registration No. 333-22629)).
          10.7       --   First Amendment to Agreement and Plan of Reorganization dated February 27, 1997 among
                          Valerie A. Hayes, Corporate Capital Leasing Group, Inc., the Company and First Sierra
                          Pennsylvania, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Form S-1
                          Registration Statement (Registration No. 333-22629)).
          10.8       --   Agreement and Plan of Merger between Oren M. Hall, Charles E. Brazier, Greg E. McIntosh,
                          Brent M. Hall, Heritage Credit Services, Inc., the Company and First Sierra California,
                          Inc. dated as of February 1, 1997 (incorporated by reference to Exhibit 10.8 to
                          Registrant's Form S-1 Registration Statement (Registration No. 333-22629)).
          10.9       --   Form of Registration Rights Agreement between the Company and Oren M. Hall (incorporated by reference to Exhibit 10.9 to Registrant's Form S-1 Registration Statement (Registration
                          No. 333-22629)).
          10.10      --   Employment Agreement between Thomas J. Depping and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Registrant's Form S-1 Registration Statement
                          (Registration No. 333-22629)).*

          10.11      --   Employment Agreement between Sandy B. Ho and the Company (incorporated by reference to
                          Exhibit 10.11 to Amendment No. 2 to Registrant's Form S-1 Registration Statement
                          (Registration No. 333-22629)).*
          10.12      --   Employment Agreement between Robert H. Quinn, Jr. and the Company (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Registrant's Form S-1 Registration
                          Statement (Registration No. 333-22629)).*
          10.13      --   Employment Agreement between Oren M. Hall and the Company (incorporated by reference to
                          Exhibit 10.13 to Amendment No. 1 to Registrant's Form S-1 Registration Statement
                          (Registration No. 333-41833)).*
          21.1       --   Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registrant's Form S-1 Registration Statement (Registration No. 333-41833)).
          23.1       --   Consent of Arthur Andersen LLP
          27.1       --   Financial data schedule

------------

* Indicates management contract or compensatory plan or arrangement.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) The exhibits filed as part of this Report are as specified in Item 14 (a)
    (3) herein.


                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Report of Independent Public
  Accountants........................   F-2

Consolidated Balance Sheets as of
  December 31, 1996 and 1997.........   F-3

Consolidated Statements of Operations
  for the Years Ended
  December 31, 1995, 1996 and 1997...   F-4

Consolidated Statements of
  Stockholders' Equity for the Years
  Ended
  December 31, 1995, 1996 and 1997...   F-5

Consolidated Statements of Cash Flows
  for the Years Ended
  December 31, 1995, 1996 and 1997...   F-6

Notes to Consolidated Financial
  Statements.........................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To First Sierra Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of First
Sierra Financial, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Sierra Financial, Inc.
and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles.

/s/  ARTHUR ANDERSEN LLP

Houston, Texas
March 24, 1998

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                           DECEMBER 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
               ASSETS
Lease financing receivables, net.....  $  61,270  $  24,608
Cash and cash equivalents............      2,598     13,094
Investment in trust certificates.....      9,534     12,512
Marketable security..................     --          4,020
Furniture and equipment, net.........      1,049      3,260
Goodwill and other intangible assets,
  net................................      3,615     20,162
Other assets.........................      1,276      6,725
                                       ---------  ---------
          Total assets...............  $  79,342  $  84,381
                                       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
     Warehouse credit facilities.....  $  52,380  $  12,620
     Subordinated notes payable......      9,000      6,000
Other liabilities:
     Holdback reserve payable........      6,523     11,334
     Accounts payable and accrued
      liabilities....................      3,929     10,551
     Income taxes payable............     --          1,176
     Deferred income taxes...........      1,366      3,494
                                       ---------  ---------
          Total liabilities..........     73,198     45,175
Commitments and contingencies
Redeemable preferred stock...........      3,890      2,640
Stockholders' equity:
     Common stock, $.01 par value,
       25,000,000 shares authorized,
       5,696,310 shares and 9,305,432
       shares issued and outstanding,
       respectively..................         57         93
Additional paid-in capital...........        730     27,471
Retained earnings....................      1,467      9,002
                                       ---------  ---------
          Total stockholders'
            equity...................      2,254     36,566
                                       ---------  ---------
          Total liabilities and
            stockholders' equity.....  $  79,342  $  84,381
                                       =========  =========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
Gain on sale of lease financing
  receivables........................  $   3,259  $   3,456  $  19,017
Interest income......................      3,053      6,323      9,018
Servicing income.....................        323      1,050      3,092
Other income.........................         16        535      3,330
                                       ---------  ---------  ---------
          Total revenues.............      6,651     11,364     34,457
                                       ---------  ---------  ---------
Salaries and benefits................      1,346      1,987      7,593
Interest expense.....................      2,616      5,014      5,096
Provision for credit losses..........        392        537      1,891
Depreciation and amortization........        100        286      1,251
Other general and administrative
  expenses...........................        803      1,531      5,872
                                       ---------  ---------  ---------
          Total expenses.............      5,257      9,355     21,703
                                       ---------  ---------  ---------
Income before provision for income
  taxes..............................      1,394      2,009     12,754
Provision for income taxes...........        569        792      5,099
                                       ---------  ---------  ---------
Net income...........................  $     825  $   1,217  $   7,655
                                       =========  =========  =========
Earnings per common share, basic.....  $    0.15  $    0.21  $    0.98
                                       =========  =========  =========
Earnings per common share, diluted...  $    0.13  $    0.20  $    0.91
                                       =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                            COMMON STOCK
                                        ---------------------    ADDITIONAL     RETAINED         TOTAL
                                        NUMBER OF                  PAID-IN      (DEFICIT)    STOCKHOLDERS'
                                          SHARES      AMOUNT       CAPITAL      EARNINGS        EQUITY
                                        ----------    -------    -----------    ---------    -------------
Balance, December 31, 1994...........    5,470,000     $  55       $   945       $  (515)       $   485
     Net income......................       --          --          --               825            825
                                        ----------    -------    -----------    ---------    -------------
Balance, December 31, 1995...........    5,470,000        55           945           310          1,310
     Net income......................       --          --          --             1,217          1,217
     Issuance of common stock........      854,736         8           139         --               147
     Repurchase and retirement of
       common stock..................     (628,426)       (6)         (354)        --              (360)
     Preferred stock dividends.......       --          --          --               (60)           (60)
                                        ----------    -------    -----------    ---------    -------------
Balance, December 31, 1996...........    5,696,310        57           730         1,467          2,254
     Net income......................       --          --          --             7,655          7,655
     Initial public offering of
       common stock..................    2,300,000        23        16,183         --            16,206
     Issuance of common stock in
       connection with purchase
       business combinations.........      871,781         9         8,373         --             8,382
     Issuance of common stock in
       exchange for warrants.........      198,352         2        --             --                 2
     Issuance of common stock in
       exchange for preferred
       stock.........................      238,989         2         2,185         --             2,187
     Preferred stock dividends.......       --          --          --              (120)          (120)
                                        ----------    -------    -----------    ---------    -------------
Balance, December 31, 1997...........    9,305,432     $  93       $27,471       $ 9,002        $36,566
                                        ==========    =======    ===========    =========    =============

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                          1995         1996          1997
                                       ----------  ------------  ------------
Cash flows from operations:
     Net income......................  $      825  $      1,217  $      7,655
     Reconciliation of net income to
       net cash provided by (used in)
       operations --
          Depreciation and
             amortization............         100           286         1,251
          Provision for credit
             losses..................         392           537         1,891
          Gain on sale of lease
             financing receivables...      (3,259)       (3,456)      (19,017)
          Funding of lease financing
             receivables.............     (66,390)     (172,740)     (360,781)
          Principal payments received
             on lease financing
             receivables.............       3,167        13,977        13,366
          Proceeds from sales of
             lease financing
             receivables, net of
             trust certificates and
             marketable security
             retained................      28,623       159,354       432,240
          Proceeds from (repayments
             of) warehouse credit
             facilities, net of
             repayments
             (borrowings)............      32,389        (3,447)      (85,113)
          Deferred income tax
             provision...............         144           792         3,923
          Changes in assets and
             liabilities, net of
             effects from
             acquisitions:
               Decrease (increase) in
                  other assets.......         233          (273)          490
               Increase in accounts
                  payable and accrued
                  liabilities........         728         1,964         1,589
               Increase in holdback
                  reserve payable....       1,850         4,554         6,283
               Increase in income
                  taxes payable......      --           --              1,176
                                       ----------  ------------  ------------
                     Net cash
                       provided by
                       (used in)
                       operations....      (1,198)        2,765         4,953
                                       ----------  ------------  ------------
Cash flows from investing activities:
     Additions to furniture and
       equipment.....................        (231)         (761)       (2,130)
     Cash used in acquisitions, net
       of cash acquired..............      --               (69)       (4,535)
                                       ----------  ------------  ------------
                     Net cash used in
                       investing
                       activities....        (231)         (830)       (6,665)
                                       ----------  ------------  ------------
Cash flows from financing activities:
     Repayment of subordinated note
       payable.......................      --           --             (9,000)
     Advances under subordinated
       revolving credit facility.....      --           --              5,000
     Proceeds from issuance of common
       stock and exercise of
       convertible warrants..........      --               147        16,208
     Repurchase of common stock......      --              (360)      --
                                       ----------  ------------  ------------
          Net cash provided by (used
             in) financing
             activities..............      --              (213)       12,208
                                       ----------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents...................      (1,429)        1,722        10,496
Cash and cash equivalents at
  beginning of period................       2,305           876         2,598
                                       ----------  ------------  ------------
Cash and cash equivalents at end of
  period.............................  $      876  $      2,598  $     13,094
                                       ==========  ============  ============
Supplemental disclosure of cash flow
  information:
     Income taxes paid...............  $      357  $         10  $    --
                                       ==========  ============  ============
     Interest paid...................  $    2,736  $      4,763  $      4,844
                                       ==========  ============  ============

   The accompanying notes are an integral part of these financial statements.


                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

  ORGANIZATION

     First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that was formed in June 1994 to acquire and originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $19,000 from inception through December 31, 1997). The Company initially funds the acquisition or origination of its leases through its warehouse credit facilities and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program.

     The Company acquires and originates leases primarily through its Private
Label, Broker and Vendor programs. Under the Private Label program, the Company is provided protection from credit losses on defaulted leases through a first lien security interest in the underlying equipment, recourse to the source of the lease (the "Source"), holdback reserves withheld from amounts paid to the Source upon purchase of the lease, or a combination of the above. Leases acquired through the Broker and Vendor programs are originated through relationships with vendors, manufacturers, brokers and dealers of equipment. In addition, the Company has in the past generated, and may in the future generate, gain on sale income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium.

     Since inception, the Company's underwriting, customer service and collection staff have been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas in late 1997 and early 1998. The Company incurred approximately
$97,000 of expenses in 1997 related to the relocation.

2.  SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of First Sierra and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to practices within the equipment leasing industry.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  LEASE FINANCING RECEIVABLES

     The Company records the sum of the future minimum lease payments, unguaranteed residual value and initial direct costs as the gross investment in the lease. The difference between gross investment in the lease and the cost of the lease is defined as "unearned income." Unearned income and initial direct costs incurred in connection with the acquisition or origination of the lease are amortized over the related lease term using the interest method.
Amortization of unearned income and initial direct costs is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) doubtful, typically upon a payment becoming 90 days past due, unless such payment is guaranteed pursuant to recourse or holdback provisions of the lease acquisition agreements.

     In conjunction with the acquisition and origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment.

  GAIN ON SALE OF LEASE FINANCING RECEIVABLES

     In June 1996, the Financial Accounting Standards Board adopted Statement of
Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under
SFAS No. 125, an entity will recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished.
Additionally, SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on relative fair values at the date of transfer. SFAS No. 125 is effective for transactions occurring after December 31, 1996, and earlier or retroactive application is not permitted. If SFAS No. 125 were effective for fiscal 1996 transactions, the effect would have been to record a servicing asset in conjunction with transactions conducted through the Company's securitization program and to decrease the allocated cost attributable to the residual interest in securitized assets retained by the Company.

     Gain on sale of leases sold through securitization transactions is recorded as the difference between the proceeds received from the sale of senior and subordinated securities, net of related issuance expenses, and the cost basis of the leases allocated to the securities sold. The cost basis of the leases is allocated to the senior and subordinated securities, the Trust Certificate (as defined herein) and the servicing asset on a relative fair value basis on the date of sale. The fair value of the senior and subordinated securities which have been sold is based on the price at which such securities are sold through public issuances and private placement transactions, while the fair value of the Trust Certificate, the subordinated securities which have been retained and the servicing asset is based on the Company's estimate of its fair value using a discounted cash flow approach.

     Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for ongoing recourse obligations of the Company, if any. At December 31, 1997, the Company believes that it does not have any material recourse obligations related to receivables sold through portfolio sales.

  MARKETABLE SECURITY

     The Company considers rated subordinated securities retained in securitization transactions as trading securities under the provisions of SFAS
No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and unrealized holding gains and losses are reflected currently in earnings.
During the year ended December 31, 1997, the Company recognized gains of $183,000 representing estimated appreciation in a subordinated security held.

  EXPOSURE TO CREDIT LOSSES

     Management evaluates the collectibility of leases acquired or originated based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. The Company provides an allowance for credit losses for leases which are considered impaired during the period from the funding of the leases through the date such leases are sold through the Company's securitization program.
Estimated losses on leases that are considered impaired and have been sold through the Company's securitization program are taken into consideration in the valuation of the Company's investment in the Trust Certificates retained in the securitization transactions.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth certain information as of December 31, 1996 and 1997, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                                                      1996                               1997(1)
                                        --------------------------------    ---------------------------------
                                        PRIVATE      BROKER/                PRIVATE      BROKER/
                                         LABEL       VENDOR      TOTAL       LABEL        VENDOR      TOTAL
                                        --------     -------   ---------    --------     --------   ---------
Gross leases outstanding.............   $244,049     $13,185   $ 257,234    $422,290     $189,068   $ 611,358
31 - 60 days past due................       2.46%       1.25%       2.40%       1.86%        1.90%       1.87%
61 - 90 days past due................       0.81%       0.21%       0.78%       0.60%        0.50%       0.57%
Over 90 days past due................       0.35%       0.00%       0.33%       0.38%        0.36%       0.37%
                                        --------     -------   ---------    --------     --------   ---------
    Total past due...................       3.62%       1.46%       3.51%       2.84%        2.76%       2.81%

------------

(1) The Broker/Vendor amounts as of December 31, 1997 include, and the Private
    Label amounts as of December 31, 1997 exclude, approximately $14.9 million of leases that were purchased by the Company pursuant to its Private Label program from Lease Pro and Heritage. Such companies were formerly Private
    Label Sources until their acquisition by the Company in February 1997 and May 1997, respectively.

     In assessing the Company's exposure to credit losses, management generally segregates the leases acquired under its Private Label program from those acquired or originated under its Broker and Vendor programs due to the differing levels of credit protection available to the Company under the various lease funding programs. The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the years ended December 31, 1996 and 1997 (in thousands):

                                        PRIVATE       BROKER/
                                         LABEL       VENDOR(1)     TOTAL
                                        --------     ---------   ---------
Balance at December 31, 1995.........    $   420      $ --       $     420
Provision for credit losses..........        326          211          537
Charge-offs, net of recoveries.......        (25)       --             (25)
Reduction of allowance for leases
  sold(2)............................       (407)       --            (407)
                                        --------     ---------   ---------
Balance at December 31, 1996.........        314          211          525
Provision for credit losses..........        236        1,655        1,891
Reduction of allowance for leases
  sold(2)............................       (415)      (1,968)      (2,383)
Charge-offs, net of recoveries on
  leases acquired or originated by
  the Company........................        (99)         (73)        (172)
Additional allowance related to
  leases acquired through business
  combinations.......................        (--)         841          841
Charge-offs, net of recoveries on
  leases acquired through business
  combinations.......................        (--)        (293)        (293)
                                        --------     ---------   ---------
Balance at December 31, 1997.........    $    36      $   373    $     409
                                        ========     =========   =========

------------

(1) The Company established its Broker and Vendor programs in July 1996.

(2) In conjunction with the sales of leases, the Company reduces the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold, as previously evidenced by the allowance for credit losses, are taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any.

     Under the Private Label program, the Company seeks to minimize its losses through a first lien security interest in the equipment funded, recourse to the Private Label source, holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to the Company, management takes into consideration the ability of the Private Label Source to honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value. At
December 31, 1996 and 1997, the Company had holdback reserves of $6.5 million and $11.3 million, respectively, relating to leases, acquired pursuant to the Private Label program. Such amounts have been classified as liabilities in the accompanying financial statements.

     The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1996 and 1997 (dollars in thousands):

                                          1996        1997
                                       ----------  ----------
Leases outstanding under the Private
  Label program(1)...................  $  202,523  $  331,219
                                       ==========  ==========
Recourse to Sources available........  $   19,480  $   33,351
Holdback reserves outstanding........       6,523      11,334
                                       ----------  ----------
Total recourse and holdback reserves
  available..........................  $   26,003  $   44,685
                                       ==========  ==========
Ratio of recourse and holdback
  reserves outstanding to total
  Leases outstanding under the
  Private Label program(2)...........       12.84%      13.49%
                                       ==========  ==========

------------

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

(2) The specific level of credit protection varies for each Private Label
    Source. Specific levels of credit protection by Source are considered by management in determining the allowance for credit losses.

     The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Private Label program for the years ended
December 31, 1995, 1996 and 1997 (dollars in thousands):

                                         1995        1996        1997
                                       ---------  ----------  ----------
Average balance of leases acquired
  pursuant to the Private Label
  program outstanding during the
  period(1)..........................  $  30,561  $  124,592  $  260,011
                                       =========  ==========  ==========
Total amount of leases triggering
  action under recourse and holdback
  provisions during the period.......  $     266  $    1,855  $    5,021
                                       ---------  ----------  ----------
Amounts recovered under recourse
  provisions.........................        238       1,694       4,535
Amounts recovered pursuant to
  holdback reserves..................         28         136         264
                                       ---------  ----------  ----------
Total amounts recovered..............        266       1,830       4,799
                                       ---------  ----------  ----------
Net loss experienced on leases
  acquired pursuant to the Private
  Label program......................  $  --      $       25  $      222
                                       =========  ==========  ==========
Net default ratio....................       0.00%       0.02%       0.09%
                                       =========  ==========  ==========

------------

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Management analyzes the collectibility of leases acquired or originated pursuant to its Broker and Vendor programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. While the Company owns the underlying equipment, it does not have any recourse or holdback reserves with respect to any leases acquired or originated pursuant to its Broker and Vendor programs. The Company did not incur any losses with respect to leases acquired or originated pursuant to the Broker and Vendor programs from the time such programs were established in July 1996 through December 31, 1996. The following table sets forth the Company's experience with respect to leases acquired or originated pursuant to the Broker and Vendor programs for the year ended December 31, 1997 (dollars in thousands):

Average balance of leases acquired
  pursuant to the Broker and Vendor
  programs outstanding during the
  period (1)(2)......................  $  61,954
                                       =========
Net losses experienced on leases
  acquired pursuant to the Broker and
  Vendor programs (1)................  $     362
                                       =========
Net default ratio....................       0.58%
                                       =========

------------

(1) Excludes lease receivables and losses on lease receivables acquired through business combinations.

(2) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

     The Company may also acquire leases in conjunction with the acquisition of other leasing companies. For acquisitions accounted for as purchases, management initially records lease receivables at their estimated fair value at date of acquisition. In determining such amount, management performs certain due diligence procedures on the underwriting, collections and servicing functions of the acquired company as well as evaluates the estimated realizability of the portfolio of leases itself. During the year ended December 31, 1997, the Company acquired approximately $44.6 million of leases through purchase business combinations. Such leases may be retained by the Company, sold through its securitization program or sold through portfolio sales. In conjunction with such sales, management takes into consideration estimated losses to be incurred on these leases in determining the estimated fair value of Trust Certificates retained in the securitization transactions or recourse obligations assumed in portfolio sales, if any. As of December 31, 1997, approximately $11.6 million of leases acquired through business combinations remained on the Company's balance sheet. An allowance of $310,000 was outstanding at December 31, 1997 related to such leases which management believes to be adequate to cover losses expected to be incurred on leases which were impaired as of such date.

     The Company's allowance for credit losses and its valuation of the Trust
Certificates retained in its securitization transactions are based on estimates and qualitative evaluations, and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, they are reported in earnings in the period in which they become known.

  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the change is enacted.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the cost over the fair value of identifiable net assets of businesses acquired and is amortized on a straight line basis over 20 years. The Company periodically assesses the recoverability of goodwill by evaluating whether the future cash flows expected to be generated from the businesses acquired are greater than the carrying amount of the related goodwill. If such future cash flows are not expected to exceed the carrying amount of the related goodwill, an impairment is deemed to have occurred and a write down would be recorded currently in earnings. At December 31, 1997, no impairment was deemed to have occurred. Other intangible assets consist of amounts paid for noncompete agreements, which are amortized on a straight line basis over the term of the agreement. At December 31, 1997, accumulated amortization related to amounts recorded for goodwill and amounts paid pursuant to noncompete agreements was approximately $825,000.

  FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost, less accumulated depreciation.
Such assets are depreciated using accelerated and straight line methods over the estimated useful lives of the respective assets.

  CASH AND CASH EQUIVALENTS

     The Company considers all significant investments, which mature within three months of the date of purchase to be cash equivalents.

  INTEREST RATE MANAGEMENT ACTIVITIES

     Leases acquired and originated by the Company require payments to be made by the lessee at fixed rates for specified terms. The rates charged by the Company are based on interest rates prevailing in the market at the time of lease approval. The Company generally obtains funding for lease acquisitions and originations through borrowings from its warehouse credit facilities or sales to its securitized warehouse facilities. Because the warehouse credit facilities bear interest at floating rates, the Company is exposed to risk of loss from adverse interest rate movements during the period from the date of borrowing through the date the underlying leases are securitized or otherwise sold. The
Company seeks to minimize its exposure to adverse interest rate movements during this period through entering into amortizing interest rates swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. Settlements with counterparties are accrued at period-end and either increase or decrease interest expense reported in the statement of operations.

     Additionally, because the senior certificates issued by the securitized warehouse facilities bear interest at floating rates, the Company is exposed to risk of loss on its investment in the residual interests retained in such facilities. The terms of the securitized warehouse facilities require the trust to enter into amortizing swap transactions with notional principal amounts of at least 90% of the aggregate principal amount of the senior certificates issued by the trust. Settlements with counterparties are the responsibility of the trust;
however, such payments directly affect the estimated valuation of the residual interest retained by the Company in the trust. Accordingly, management takes into consideration the nature and amount of any amortizing interest rate swap agreements entered into by the trust in determining the estimated fair value of residual interests retained in the trust upon the initial sale of leases to the securitized warehouse facilities and in evaluating the realizability of the retained residual interests on an ongoing basis.

  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No.
128, "Earnings per Share." SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) exercised or converted into common stock. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997 and prior periods have been restated to reflect the provisions of the new standard.

     Following is a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December
31, 1995, 1996 and 1997 (dollars in thousands, except per share amounts):

                                          1995         1996         1997
                                       -----------  -----------  -----------
EARNINGS PER COMMON SHARE, BASIC
     Net income......................  $       825  $     1,217  $     7,655
     Preferred stock dividends.......      --                60          120
                                       -----------  -----------  -----------
     Net income available to common
       stockholders..................  $       825  $     1,157  $     7,535
                                       ===========  ===========  ===========
     Weighted average shares
       outstanding...................    5,470,000    5,550,067    7,661,553
                                       ===========  ===========  ===========
     Earnings per common share,
       basic.........................  $      0.15  $      0.21  $      0.98
                                       ===========  ===========  ===========
EARNINGS PER COMMON SHARE, DILUTED
     Net income......................  $       825  $     1,217  $     7,655
                                       ===========  ===========  ===========
     Weighted average shares
       outstanding...................    5,470,000    5,550,067    7,661,553
     Dilutive securities --
          Options....................      760,520      243,558      249,943
          Warrants...................       77,902      198,307       78,452
          Redeemable preferred
             stock...................      --           165,333      429,418
                                       -----------  -----------  -----------
     Weighted average shares
       outstanding, diluted..........    6,308,422    6,157,265    8,419,366
                                       ===========  ===========  ===========
     Earnings per common share,
       diluted.......................  $      0.13  $      0.20  $      0.91
                                       ===========  ===========  ===========

  STOCK COMPENSATION PLAN

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," in October 1995. SFAS No. 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted under SFAS No. 123, to continue to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 (APB 25) and to provide the pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied (see
Note 10). Under the intrinsic method, compensation expense is recorded on the date of grant only if the market price of the underlying stock at such date exceeded the exercise price.

  RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, Financial Accounting Standards Board issued SFAS No. 131
"Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management is evaluating the effect of the adoption of this standard on the disclosures presented in the consolidated financial statements. The adoption of this standard will not however, have any impact on the Company's financial position or results of operations.

  RECLASSIFICATIONS

     Certain reclassifications have been made to conform with the current period presentation.

3.  ACQUISITIONS

     During the years ended December 31, 1996 and 1997, the Company completed a total of ten acquisitions. Each of these have been accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of acquired businesses are included in the Company's results

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) from their respective acquisition dates. The allocations of the purchase price to the fair market value of the net assets acquired is based on preliminary estimates of fair market value and may be revised when additional information concerning asset and liability valuations is obtained. The aggregate consideration for the two acquisitions completed in 1996 consisted of the payment of approximately $500,000 in cash and the issuance of 100,409 shares of preferred stock of the Company, initially valued at approximately $3.9 million.
The aggregate consideration for the eight acquisitions completed in 1997 consisted of the payment of approximately $4.5 million in cash, net of cash acquired, the issuance of a subordinated note payable in the amount of $1.0 million and the issuance of 871,781 shares of common stock of the Company valued at approximately $8.4 million. Following is a brief description of each acquisition consummated in 1996 and 1997:

     On July 11, 1996, the Company acquired certain assets and liabilities of General Interlease Corporation ("GIC"), including its key personnel. GIC is located in Ft. Lauderdale, Florida and primarily focuses on the small ticket broker and vendor markets in the southeastern region of the United States. By virtue of the GIC acquisition, the Company was able to enter the lease broker market and gained a geographic presence in the Florida vendor market, the fourth largest vendor market in the United States based on a study by the Foundation for Leasing Education. In addition, the Company gained a presence in several national vendor markets, including hotel security, food services, industrial and automotive servicing equipment.

     On October 31, 1996, the Company acquired the outstanding capital stock of Corporate Capital Leasing Group, Inc. ("CCL"). CCL is located in Westchester,
Pennsylvania and focuses primarily on the broker market in the Mid-Atlantic region of the United States. By virtue of the CCL acquisition, the Company gained a geographic presence in the Mid-Atlantic broker market, as well as a presence in the national market for vendors of arbor (tree service) equipment.

     On February 4, 1997, the Company acquired certain assets and liabilities of Lease Pro, Inc. ("Lease Pro"). Lease Pro is located in Atlanta, Georgia and has a significant presence in the national market for veterinary equipment financing. Since October 1986, Lease Pro has generated over 5,000 veterinarian leases.

     On May 20, 1997, the Company acquired the outstanding capital stock of Heritage Credit Services, Inc. ("Heritage"). Heritage is located near
Sacramento, California and maintains sales offices in Bellevue, Washington;
Miami, Florida; Los Angeles, California; and Prescott, Arizona. Heritage is primarily involved in the broker market on the U. S. west coast and has a significant vendor base in California (see Note 6).

     On May 30, 1997, the Company acquired certain assets and liabilities of Universal Fleet Leasing, Inc. ("UFL"). UFL is located in Houston, Texas and focuses primarily on the small ticket vendor market in the southwestern region of the United States.

     On June 30, 1997, the Company acquired certain assets and liabilities of Public Funding Corporation ("Public Funding"). Public Funding is located in
Chicago, Illinois. Public Funding specializes in leasing equipment to municipal and other governmental entities.

     Effective as of September 2, 1997, the Company acquired the outstanding capital stock of Northcoast Capital Leasing Company ("Northcoast"). Northcoast is located in Cleveland, Ohio and focuses primarily on the tree service and construction equipment markets in the midwest region of the United States.

     On September 12, 1997, the Company acquired the outstanding capital stock of Financial Management Services, Inc., which does business under the name
Cascade. Cascade is located near Seattle, Washington and focuses primarily on the agricultural equipment market in the northwest region of the United States.

     On November 6, 1997, the Company acquired the outstanding capital stock of Heritage Credit Services of Oregon, Inc. ("Heritage Credit"). Heritage Credit is located in Portland, Oregon and focuses primarily on the small ticket vendor market in the northwestern region of the United States.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On November 26, 1997, the Company acquired the outstanding capital stock of All American Financial Services, Inc. ("All American"). All American is located in Conyers, Georgia and focuses primarily on leasing to the retail petroleum and convenience store industries.

     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the significant businesses acquired during the years ended December 31, 1996 and 1997, as if the acquisitions had taken place at the beginning of 1996 and 1997. Appropriate pro forma adjustments have been made to reflect the cost basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates referred to above, that have resulted since the dates of the acquisitions or that may result in the future
(in thousands, except per share amounts):

                                         1996       1997
                                       ---------  ---------
Revenues.............................  $  24,821  $  38,356
Net income before income taxes.......      2,627     10,601
Net income...........................      1,585      6,367
Earnings per common share, basic.....       0.24       0.80
Earnings per common share, diluted...       0.23       0.74

4.  LEASE FINANCING RECEIVABLES

     The Company's lease financing receivable balance at December 31, 1996 and 1997, consists of the following (in thousands):

                                          1996        1997
                                       ----------  ----------
Minimum lease payments...............  $   75,945  $   28,748
Estimated unguaranteed residual
  value..............................       1,044       2,081
Initial direct costs.................         895         131
Unearned income......................     (16,089)     (5,943)
Allowance for credit losses..........        (525)       (409)
                                       ----------  ----------
Lease financing receivables, net.....  $   61,270  $   24,608
                                       ==========  ==========

     Future scheduled minimum payments on the Company's lease portfolio as of December 31, 1997, are as follows (in thousands):

1998.................................  $   9,715
1999.................................      7,940
2000.................................      5,358
2001.................................      3,359
2002.................................      1,654
Thereafter...........................        722
                                       ---------
     Total minimum payments..........  $  28,748
                                       =========

     At December 31, 1997, the weighted average remaining life of leases in the Company's lease portfolio is 35 months and the weighted average implicit rate of interest is 14.35%. While contractual payments on the leases extend through 2005, management believes that substantially all currently outstanding leases will be sold within the next year through the Company's securitization program.

     In December 1997, the Company sold a group of lease receivables with an aggregate principal balance of $7.6 million, net of unearned income, initial direct costs and allowance for credit losses, to a third party. The Company recognized a gain of $0.9 million upon such sale.

     In December 1994, the Company purchased a portfolio of leases for $25.4 million. In February 1995, after receiving $2.4 million of collections, the Company sold the majority of the leases in such portfolio for

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) total consideration of $27.7 million. The Company recorded a pretax gain on sale of portfolio leases of $3.3 million in connection with such sale, net of related closing expenses.

5.  SECURITIZATION PROGRAM

     The Company generally sells the leases it acquires or originates through securitization transactions and other structured finance techniques. In a securitization transaction, the Company sells and transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary. This subsidiary in turn simultaneously sells and transfers its interest in the leases to a trust which issues beneficial interests in the leases in the form of senior and subordinated securities. The Company generally retains the right to receive any excess cash flows of the trust (the "Trust Certificate"). The Company also retains the right to service leases sold through its securitization program and receives a fee for doing so. In conjunction with the sale of leases through securitization transactions, the Company records a servicing asset representing the excess of the estimated revenues to be received over the estimated costs to be incurred. During the year ended December 31, 1997, the Company recorded servicing assets of $840,000 in conjunction with the sale of leases through securitization transactions. Of such amount, the Company amortized $50,000 during 1997.

     Trust Certificates are initially recorded based upon the relative fair value approach discussed in Note 2. The Company's investment in Trust
Certificates is amortized over the estimated lives of the underlying leases using the interest method. During the years ended December 31, 1996 and 1997, the Company recognized $.4 million and $1.4 million of interest income related to its investment in Trust Certificates. The cash flows allocable to the Trust
Certificate are calculated as the difference between (a) cash flows received from the leases and (b) the sum, as applicable, of (i) interest and principal payable to the holders of the senior and subordinated securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) service fees, and (v) backup service fees. The Company's right to receive this excess cash flow is subject to certain conditions specified in the related trust documents designed to provide additional credit enhancement to holders of the senior and subordinated securities. The Company estimates the expected levels of cash flows to the Trust Certificate taking into consideration estimated defaults, recoveries and other factors which may affect the cash flows to the holder of the Trust Certificate. For purposes of calculating the estimated fair value of the Trust Certificates as of the date of sale of the leases to the Trusts, and on an ongoing basis, management has used a discount rate of 11%. Management has also used a range of expected losses arising from defaults, net of recoveries, of 0.00% to 2.00% per annum depending on the level of recourse available, if any, from the Sources, and the program under which the lease was acquired or originated. Other factors, such as prepayments, do not have a significant impact on the gain on sale calculation due to the non-cancellable and full-payout nature of the underlying leases. The cash flows ultimately available to the Trust Certificate are largely dependent upon the actual default rates and recoveries experienced on the leases held by the Trust. Increases in default rates above, or reduction in recoveries below, the Company's estimates could reduce the cash flows available to the Trust Certificate. To the extent events occur which cause actual Trust Certificate cash flows to be materially below those originally estimated, the Company would be required to reduce the carrying amount of its Trust Certificates and record a charge to earnings. Such charge would be recorded in the period in which the event occurred or became known to management.

  SECURITIZED WAREHOUSE FACILITIES

     The Company has entered into three securitized warehouse facilities. In
March 1997, the Company entered into a facility with Prudential Securities
Credit Corporation ("Prudential") (the "Prudential Securitized Warehouse
Facility") and in June 1997, the Company entered into two separate securitized warehouse facilities with First Union National Bank of North Carolina ("First
Union") (the "First Union Securitized Warehouse Facilities" and together with the Prudential Securitized Warehouse Facility, the "Securitized Warehouse
Facilities"). The structure of each facility is essentially the same. The facilities allow the Company on an ongoing basis to transfer and sell lease receivables to a wholly-owned,

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) bankruptcy remote special purpose subsidiary, which will sell such receivables to one or more trusts. Each trust is structured such that it will issue two classes of certificates of beneficial ownership, a senior certificate, and a Trust Certificate which will be owned by the Company's subsidiary. The combined limit of all senior certificates issued by the trusts pursuant to the First
Union Securitized Warehouse Facilities was $105 million as of December 31, 1997, however the Company revised the agreements with First Union subsequent to December 31, 1997, to increase the total amount available under such facilities to $200 million. The limit related to the Prudential Securitized Warehouse
Facility was $150 million as of December 31, 1997. Transfers and sales of lease receivables pursuant to the facilities are accounted for as sales under generally accepted accounting principles and the related gains on sales are recognized on the date of such transfers. The senior certificates issued pursuant to the First Union Securitized Warehouse Facilities earn a stated return of either 30-day LIBOR plus 0.74% or the Commercial Paper index rate plus
0.74% while the senior certificates issued by the Prudential Securitized
Warehouse Facility earn a stated rate of return of the 30-day LIBOR plus 0.75%.
As of December 31, 1997, the senior certificate-holders' investments in the senior certificates issued by the Securitized Warehouse Facilities was $151 million. Unless extended, the First Union Securitized Warehouse Facilities provide for sales to the facilities through June 25, 1998, while the Prudential
Securitized Warehouse Facility provides for sales to such facility through October 30, 1998. Management believes that it will be able to either extend these facilities or enter into alternate facilities with terms at least as favorable as those under its existing agreements.

     During the year ended December 31, 1997, the Company transferred and sold leases with an aggregate principal balance of $321.1 million, net of unearned income, initial direct costs and allowance for credit losses, to the Securitized
Warehouse Facilities. Senior certificates with an aggregate principal balance of $313.2 million were issued by the trusts, while Trust Certificates were retained by the Company. The Company recognized a gain of $14.5 million upon transfer and sale of the leases to the trusts.

  PUBLIC SECURITIZATION TRANSACTIONS

     In September 1997, substantially all lease receivables held in the Securitized Warehouse Facilities at such time were transferred to the First
Sierra Equipment Contract Trust 1997-1 in conjunction with a public securitization transaction. In connection with this transaction, the senior certificate-holders were repaid amounts then outstanding under the senior certificates and the Company exchanged its Trust Certificates in the Securitized
Warehouse Facilities and sold additional lease receivables with an aggregate principal balance of $54.4 million, net of unearned income to the trust. Gains of $2.5 million were recognized by the Company in connection with the sale of the leases and the exchange of the Trust Certificates.

     During the year ended December 31, 1996, leases with an aggregate principal balance of $152.0 million, net of unearned income, were sold through two public securitization transactions. Senior and subordinated certificates with an aggregate principal balance of $148.0 million were sold in such transactions, while the Trust Certificates were retained by the Company. Gains of $2.8 million were recognized upon sale of the senior and subordinated securities.

     The terms of the securitization transactions closed in 1996 provided for a revolving period during which additional leases are sold to the securitization trusts in amounts sufficient to maintain the collateral value, as calculated pursuant to the trust agreements, at levels consistent with such balance as of closing. Such additional leases are sold at prices equivalent to the present value of the scheduled monthly payments of the additional leases contributed, discounted at specified rates set forth in the Pooling and Servicing Agreement for the related transaction. During the years ended December 31, 1996 and 1997, the Company sold leases with an aggregate principal balance of $14.7 million and $20.2 million, respectively, net of unearned income, capitalized initial direct costs and allowance for credit losses, pursuant to the revolving period provisions. The Company recognized gains of $.6 million and $1.2 million in conjunction with such sales, respectively.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  DEBT

     Debt consisted of the following as of December 31, 1996 and 1997 (in thousands):

                                         1996       1997
                                       ---------  ---------
Warehouse credit facilities
     Feather River State Bank........  $  --      $  12,468
     Prudential Securities Credit
       Corporation...................     40,142     --
     First Union National Bank of
       North Carolina................     12,238     --
     Other...........................     --            152
                                       ---------  ---------
Total warehouse credit facilities....     52,380     12,620
Subordinated notes payable...........      9,000      6,000
                                       ---------  ---------
                                       $  61,380  $  18,620
                                       =========  =========

  WAREHOUSE CREDIT FACILITIES

     In addition to its Securitized Warehouse Facilities (as described above), the Company also uses warehouse credit facilities to fund the acquisition and origination of leases. Funds borrowed through warehouse credit facilities are repaid when the Company sells the lease receivables pledged thereunder to either its Securitized Warehouse Facilities or through public securitization transactions.

     On September 30, 1997, the Company entered into a warehouse credit facility with Prudential (the "Prudential Warehouse Facility") which provides for advances of $50 million. The Prudential Warehouse Facility bears interest at a floating rate equal to the 30-day LIBOR plus.75% and matures on October 30, 1998. The Company is required to maintain certain minimum financial ratios pursuant to the terms of the Prudential Warehouse Facility. As of December 31, 1997, the Company was in compliance with these requirements. There were no amounts outstanding under the Prudential Warehouse Facility as of December 31, 1997.

     On June 1, 1997, the Company entered into a warehouse credit facility with Dresdner Bank AG, New York Branch and ContiFinancial Corporation (the "Dresdner
Warehouse Facility") that provided the Company with up to $50.0 million of warehouse funding. The Company borrowed $48.2 million under the Dresdner
Warehouse Facility. All amounts outstanding under the Dresdner Warehouse
Facility were repaid with funds received from the public securitization transaction completed by the Company on September 10, 1997, and the facility terminated on that date.

     In conjunction with the acquisition of Heritage, the Company assumed approximately $32 million of debt outstanding under notes payable and warehouse credit facilities which had been used by Heritage to finance its purchase of leases. At December 31, 1997, approximately $12.6 million remained outstanding under such notes and warehouse credit facilities with interest rates ranging from 8.25% to 12.50%. The Company repaid $10.3 million of such notes and warehouse credit facilities in January 1998 with proceeds from sales of lease receivables.

  SUBORDINATED NOTES PAYABLE

     In May 1997, the Company used a portion of the proceeds of the Offering
(see Note 10) to repay a $9 million subordinated note with a stockholder. On May
20, 1997, the Company entered into a new $5 million subordinated revolving credit facility with such stockholder, with the commitment level decreasing $1 million per year. Advances under this facility bear interest at 11.00% per annum. At December 31, 1997, advances of $5 million were outstanding under this facility.

     In conjunction with the acquisition of Heritage, the Company issued a $1 million subordinated note payable to the former owner of Heritage who is currently an officer of the Company. Such note bears

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) interest at 9.00% per annum, with principal payable semiannually over five years. At December 31, 1997, $1 million was outstanding under this note.

  INTEREST RATE SWAP AGREEMENTS

     The Company was required pursuant to the terms of a warehouse facility with First Union to enter into interest rate swap agreements in amounts equal to at least 60% of the amount of borrowings outstanding under such facility. At
December 31, 1996, the Company had entered into amortizing swap agreements with notional amounts of $33.9 million. These agreements effectively modified amounts outstanding under the LIBOR based revolving lines to fixed rate debt at rates ranging from 5.83% to 6.29% at December 31, 1996. The counterparties to the Company's swap agreements at December 31, 1996 were Prudential Global Funding,
Inc., an affiliate of Prudential Securities Credit Corporation, and First Union
National Bank of North Carolina.

     At December 31, 1997, the Company had entered into interest rate swap agreements with aggregate notional amounts of $9.8 million. These agreements effectively modified a comparable amount outstanding under floating rate debt facilities to fixed rate debt at a rate of 6.135%. The counterparty to these agreements was Prudential Global Funding, Inc. The Company was not required to enter into any interest rate swap agreements pursuant to the terms of its warehouse credit facilities at December 31, 1997.

7.  FURNITURE AND EQUIPMENT

     The following is a summary of furniture and equipment as of December 31, 1996 and 1997 (in thousands):

                                                               ESTIMATED
                                                                USEFUL
                                         1996       1997         LIFE
                                       ---------  ---------    ---------
Furniture and fixtures...............  $     406  $   1,178      7 years
Computer and office equipment........        885      2,811    3-5 years
Leasehold improvements and other.....         57         88      3 years
                                       ---------  ---------
                                           1,348      4,077
Accumulated depreciation.............       (299)      (817)
                                       ---------  ---------
                                       $   1,049  $   3,260
                                       =========  =========

8.  INCOME TAXES

     The temporary differences, which give rise to net deferred tax assets and liabilities are as follows at December 31, 1996 and 1997, respectively (in thousands):

                                         1996       1997
                                       ---------  ---------
Accruals and reserves not yet
  deductible.........................  $     111  $   2,646
Depreciation and amortization........         (6)      (414)
Cash to accrual adjustment...........       (604)       220
Net operating loss carryforward......         59     --
Securitization transactions..........     (1,074)    (5,812)
Other................................        148       (134)
                                       ---------  ---------
     Total deferred income tax assets
       (liabilities).................  $  (1,366) $  (3,494)
                                       =========  =========

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 were as follows (in thousands):

                                         1995       1996       1997
                                       ---------  ---------  ---------
Current --
     Federal.........................  $     376  $  --      $   1,072
     State...........................         49     --            104
                                       ---------  ---------  ---------
                                       $     425     --      $   1,176
                                       =========  =========  =========
Deferred --
     Federal.........................  $     111  $     722  $   3,581
     State...........................         33         70        342
                                       ---------  ---------  ---------
                                       $     144  $     792  $   3,923
                                       =========  =========  =========
          Total provision............  $     569  $     792  $   5,099
                                       =========  =========  =========

     Deferred income tax expense results principally from the use of different capital recovery and revenue and expense recognition methods for tax and financial accounting purposes. The sources of these temporary differences and related tax effects were as follows (in thousands):

                                         1995       1996       1997
                                       ---------  ---------  ---------
Securitization transactions..........  $  --      $     993  $   3,830
Accruals not deductible until paid...        (12)       111       (615)
Depreciation and amortization........     --         --            437
Cash to accrual adjustment...........         12        (56)       110
Net operating loss carryforward......        144        (59)       131
Other................................     --           (197)        30
                                       ---------  ---------  ---------
          Total deferred provision
             (benefits)..............  $     144  $     792  $   3,923
                                       =========  =========  =========

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended December
31, 1995, 1996 and 1997:

                                         1995       1996       1997
                                       ---------  ---------  ---------
Federal statutory rate...............       34.0%      34.0%      34.0%
State income taxes, net of federal
  benefit............................        3.2        3.2        3.2
Non-deductible expenses and other....        3.6        2.2        2.8
                                       ---------  ---------  ---------
Effective income tax rate............       40.8%      39.4%      40.0%
                                       =========  =========  =========

9.  REDEEMABLE PREFERRED STOCK

     As of December 31, 1997, the Company was authorized to issue 1,000,000 shares of preferred stock. The number of shares to be issued, classes designated, voting rights, dividend rates, liquidation and other rights, preferences and limitations may be set by the Company's Board of Directors without stockholder approval.

     At December 31, 1997, 56,718 shares of Series A Preferred Stock (the
"Series A Preferred Stock") were issued and outstanding. Each share of the Series A Preferred Stock is convertible at the holder's option at any time into
5.47 shares of the Company's common stock. Holders of the Series A Preferred
Stock are entitled to an annual, non-cumulative dividend of $1.86 per share.
Each outstanding share of Series A Preferred Stock entitles the holder thereof to 5.47 votes on any matter submitted to a vote of the

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) stockholders. If not previously converted, the Company is required to redeem all outstanding Series A Preferred Stock on December 31, 2001, at a redemption price of $46.54607 per share.

     During 1996, 43,691 shares of Series B Convertible Preferred Stock (the
"Series B Preferred Stock") were issued. The Series B Preferred Stock was subject to an escrow agreement which provided that 21,845 shares would be released if the CCL division of the Company met or exceeded certain targeted income amounts set forth in the escrow agreement. In connection with a restructuring of the Company's operational divisions during 1997, the shares previously held under escrow were released and the Company recorded an adjustment to the purchase price of CCL of $937,000 in 1997. In December 1997, all outstanding shares of the Series B Preferred Stock were converted into 238,989 shares of Common Stock and a cumulative dividend of $29,000 was paid to the holder of such stock.

     Concurrent with the issuance of the Series A Preferred Stock and the Series
B Preferred Stock, irrevocable standby letters of credit, issued by a financial institution and guaranteed by an affiliate of the Company, were given to the holders of the preferred stock and could be drawn upon if certain events occur, including the failure of the Company to pay dividends when due, the failure of the Company to redeem the shares on the designated mandatory redemption date or the occurrence of a liquidation, dissolution or winding up of the Company. As of December 31, 1997, all letters of credit have been returned to the financial institution and cancelled.

     The Company may issue one or more series of preferred stock in the future in conjunction with its acquisition strategy or otherwise. Any such issuances may adversely affect, among other things, the voting power of holders of the Company's common stock and the then outstanding preferred stock. The Series A
Preferred Stock has been reflected as Redeemable Preferred Stock in the accompanying financial statements.

10.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     In February 1997, the Company increased the authorized shares of common stock of the Company to 25 million shares. On February 27, 1997, the Board of Directors of the Company approved a stock split whereby 5.47 shares of common stock were issued for each outstanding share of common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

     On May 20, 1997, the Company consummated its initial public offering of Common Stock through the sale of 2,000,000 shares of Common Stock ("the
Offering"). In June 1997, the underwriters of the Company's offering exercised their over-allotment option and purchased an additional 300,000 shares of Common
Stock of the Company. The Company received net proceeds of approximately $16.2 million from the Offering and the exercise of the underwriters' option related thereto. The proceeds therefrom were used to partially fund an acquisition which closed concurrently with the Offering, to repay in full a subordinated note payable outstanding at such time and for general corporate purposes.

     In May 1995, the Company issued warrants to purchase a total of 198,397 shares of the Company's common stock to First Union in connection with a warehouse credit facility entered into with First Union at such time. The exercise price of the warrants was $.0018 per share which approximated the estimated fair value of the underlying common stock at the date of issuance of the warrants. All warrants were exercised in May 1997.

     From June 1994 through January 1995, options to purchase common stock of the Company at the estimated fair value on the date of the grant were offered to certain key officers and a director of the Company in conjunction with the formation of the Company and pursuant to the employees' respective

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) employment agreements. During the year ended December 31, 1996, such employees and the director exercised these options and acquired 854,736 shares of common stock of the Company for $146,941.

     In May 1996, the Company acquired 628,426 shares of its common stock from a stockholder for $360,000. Additionally, the Company entered into a two-year consulting agreement for $75,000 per year with such stockholder in conjunction with the formation of the Company. Such consulting agreement terminated in June
1996.

  STOCK OPTION PLAN

     The Company has adopted a stock option plan (the "1997 Stock Option
Plan") to align the interests of the directors, executives, consultants and employees of the Company with those of its stockholders. A total of 1,800,000 shares of Common Stock has been reserved for issuance pursuant to the 1997 Stock
Option Plan.

     During the year ended December 31, 1997, options to purchase 1,032,320 shares of Common Stock of the Company were issued with a weighted average exercise price of $8.00 per share. The options vest pro ratably over five years and have a term of 10 years from the date of grant. No options were forfeited during the year. The per share weighted average fair value of stock options granted during 1997 was $2.87 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility -- 22%; risk free interest rate -- 5.62%; and an expected life of six years.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company' s net earnings would have been as follows for the year ended December 31, 1997 (in thousands, except per share amounts):

                                           AS         PRO
                                        REPORTED     FORMA
                                        --------   ---------
Net income...........................    $7,655    $   7,322
Earnings per common share:
     Basic...........................      0.98         0.94
     Diluted.........................      0.91         0.87

11.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     The Company has entered into various operating lease agreements, primarily for office space. Rent expense under all operating leases for the years ended
December 31, 1995, 1996 and 1997 was $162,000, $246,000 and $698,000,
respectively. For the subsequent five years, minimum annual rental payments under noncancellable operating leases are as follows (in thousands):

1998.................................  $   1,020
1999.................................        991
2000.................................        792
2001.................................        651
2002.................................        610
                                       ---------
     Total minimum payments..........  $   4,064
                                       =========

  CONCENTRATION OF CREDIT RISKS

     At December 31, 1997, leases aggregating approximately 37% of the net principal balance of leases owned and serviced by the Company pursuant to its securitization program were located in two states, California and Florida. No other state accounted for more than 10% of the net principal balance of leases owned and serviced by the Company as of such date. Although the Company's portfolio of leases includes

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) lessees located throughout the United States, such lessees' ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The recourse and holdback provisions of the Private Label program mitigate, but do not eliminate, a significant portion of any economic risk not recoverable through the sale of the related equipment.

     Additionally, a substantial portion of the Company's leases are concentrated in certain industries, including, the medical industry, the dental industry and the veterinary industry. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees' ability to honor their lease obligations may be adversely impacted.

  EXECUTIVE INCENTIVE COMPENSATION PLAN

     The Board of Directors has adopted an Executive Incentive Compensation Plan
(the "Incentive Plan"). The Incentive Plan provides for the payment of incentive awards for a fiscal year only if the Company's after-tax earnings for such fiscal year (determined without regard to payments under the Incentive
Plan) exceeds 20 % of the Company's Average Common Equity (as defined below) for such fiscal year. In the event that such threshold is satisfied for a fiscal year, then the aggregate incentive compensation that will be paid under the Incentive Plan for a fiscal year (the "Incentive Pool") will be equal to 12% of the excess, if any, of the Company's pre-tax earnings for such fiscal year
(determined without regard to payments under the Incentive Plan) over 20% of the Company's Average Common Equity for such fiscal year. The Average Common Equity for a fiscal year is the average of the balance of equity attributable to the outstanding Common Stock of the Company (including par value, additional paid-in capital and retained earnings), as reflected in the financial statements of the Company at the end of each month during the fiscal year.

  EMPLOYEE BENEFIT PLAN

     The Company established a 401(k) defined contribution plan in October 1996, which is generally available to all employees. Employees may generally contribute up to 15 percent of their salary each year; and the Company, at its discretion, may match up to 50% of the first 8% contributed by the employee.
During the year ended December 31, 1997, the Company recognized $5,000 and $157,000 of expense related to the 401(k) plan. The Company does not offer any other post-employment or post-retirement benefits.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain key members of management. The terms of such agreements provide for salaries and bonuses as set forth in the agreements and upon achieving certain performance objectives.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.
Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, may not be precise. Because the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different. The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1997 (in thousands):

                                                1996                    1997
                                        --------------------    --------------------
                                        CARRYING      FAIR      CARRYING      FAIR
                                         AMOUNT       VALUE      AMOUNT       VALUE
                                        ---------    -------    ---------    -------
Financial assets --
     Lease financing receivables,
       net...........................    $61,270     $64,417     $24,608     $26,222
     Investment in Trust
       Certificates..................      9,534       9,778      12,512      16,541
     Marketable security.............      --          --          4,020       4,020
     Cash and cash equivalents.......      2,598       2,598      13,094      13,094
Financial liabilities --
     Warehouse credit facilities.....     52,380      52,380      12,620      12,620
     Subordinated notes payable......      9,000       9,000       6,000       6,000
Off-balance sheet instruments --
     Interest rate swap agreements...      --             96       --            (60)

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value.

     LEASE FINANCING RECEIVABLES -- The fair value was estimated by discounting expected future cash flows at a risk adjusted rate of return deemed to be appropriate for investors in such instruments. Expected cash flows take into consideration management's estimates of prepayments, defaults and recoveries.

     INVESTMENT IN TRUST CERTIFICATES -- The fair value was estimated by discounting expected future cash flows allocable to the holder of the Trust
Certificate at a risk-adjusted rate of return deemed to be appropriate for investors in such investment. Expected cash flows take into consideration management's estimates of defaults, recoveries and other factors.

     MARKETABLE SECURITY -- The fair value was estimated by discounting expected future cash flows allocable to the holder of the Marketable Security at a risk-adjusted rate of return deemed to be appropriate for investors in such investment.

     CASH AND CASH EQUIVALENTS -- The carrying amounts approximate fair value because of the short maturity and market interest rates of those instruments.

     WAREHOUSE CREDIT FACILITIES -- The carrying amounts approximate fair value due to the short-term nature of the credit facilities.

     SUBORDINATED NOTE PAYABLE -- The carrying amount of the subordinated note payable approximates its fair value based on estimated yields, which would be required for similar types of debt instruments.

     INTEREST RATE SWAP AGREEMENTS -- The fair value represents the payment the Company would have made to or received from the swap counterparties to terminate the swap agreements on the indicated dates.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  SUBSEQUENT EVENTS

  SECONDARY OFFERING OF COMMON STOCK

     In February and March 1998, the Company sold an aggregate amount of 2,567,084 shares of its Common Stock, including the exercise of the underwriters' over-allotment option, in a secondary public offering raising net proceeds to the Company of approximately $39.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.
Approximately $5.0 million of the net proceeds were used to repay the outstanding balance under the Subordinated Revolving Credit Facility, while the remaining funds were used to repay other borrowings of the Company and for other general corporate purposes.

  RECENT ACQUISITIONS

     On March 12, 1998, the Company completed its acquisition of Independent
Capital Corporation ("ICC"). ICC has offices in Bridgewater and Rutherford,
New Jersey, and focuses primarily on the small ticket broker market in the Northeastern region of the United States.

     On March 24, 1998, the Company completed its acquisition of Integrated
Lease Management, Inc. ("ILM"). ILM is based in San Jose, California and specializes in independent lease origination and consulting services in the technology marketplace.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         FIRST     SECOND      THIRD     FOURTH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        -------    -------    -------    -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
     Revenues........................   $ 5,520    $ 7,830    $10,347    $10,760
     Income before provision for
       income taxes..................     2,189      2,852      3,782      3,931
     Net income......................     1,313      1,712      2,269      2,361
     Earnings per common share,
       basic.........................      0.22       0.24       0.25       0.26
     Earnings per common share,
       diluted.......................      0.21       0.22       0.23       0.24
1996
     Revenues........................   $ 2,010    $ 3,091    $ 2,520    $ 3,743
     Income (loss) before provision
       (benefit) for income taxes....       (11)     1,399        (69)       690
     Net income (loss)...............        (7)       848        (42)       418
     Earnings (loss) per common
       share, basic..................     --          0.15      (0.01)      0.07
     Earnings (loss) per common
       share, diluted................     --          0.14      (0.01)      0.07

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 27, 1998

                                       FIRST SIERRA FINANCIAL, INC.

                                                        By/s/THOMAS J. DEPPING
                                                           THOMAS J. DEPPING
                                                     PRESIDENT AND CHIEF EXECUTIVE
                                                                OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT IN THE CAPACITIES ON MARCH 27, 1998.

                      SIGNATURE                                    TITLE
-------------------------------------------------------------------------------------
                 /s/THOMAS J. DEPPING                 President, Chief Executive
                 (THOMAS J. DEPPING)                    Officer and Chairman of the
                                                        Board of Directors (principal
                                                        executive officer)
                    /s/SANDY B. HO                    Executive Vice President and
                    (SANDY B. HO)                       Chief Financial Officer
                                                        (principal financial officer)
                 /s/CRAIG M. SPENCER                  Senior Vice President and Chief
                  (CRAIG M. SPENCER)                    Accounting Officer (principal
                                                        accounting officer)
              /s/DAVID C. SHINDELDECKER               Director
               (DAVID C. SHINDELDECKER)
                 /s/DAVID L. SOLOMON                  Director
                  (DAVID L. SOLOMON)
                 /s/RICHARD J. CAMPO                  Director
                  (RICHARD J. CAMPO)
                /s/NORMAN J. METCALFE                 Director
                 (NORMAN J. METCALFE)