Form 10-Q
period 1998-03-31
FIRST SIERRA FINANCIAL INC
filed 1998-05-15
CIK 1034812

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-22525

                            ------------------------

                          FIRST SIERRA FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0438432
           (State of incorporation)                 (I.R.S. Employer Identification No.)

           CHASE TOWER, SUITE 7050
              600 TRAVIS STREET
                HOUSTON, TEXAS                                     77002
   (Address of principal executive offices)                      (Zip Code)

                                 (713) 221-8822
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, at May 12, 1998 was 12,602,015.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------    ---------
                                                               (RESTATED)
Lease financing receivables, net............................    $24,769       $ 20,743
Goodwill and other intangible assets, net...................     20,162         20,035
Investment in trust certificates............................     12,512         10,301
Cash and cash equivalents...................................     13,265         47,089
Marketable security.........................................      4,020          3,771
Furniture and equipment, net................................      3,535          3,684
Other assets................................................      7,602          6,193
                                                                -------       --------
          Total assets......................................    $85,865       $111,816
                                                                =======       ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Warehouse credit facilities...............................    $13,070       $  2,866
  Subordinated notes payable................................      6,000          1,000
Other liabilities:
  Holdback reserve payable..................................     11,334         12,442
  Accounts payable and accrued liabilities..................     11,154          9,338
  Income taxes payable......................................      4,670          4,723
                                                                -------       --------
          Total liabilities.................................     46,228         30,369
                                                                -------       --------
Commitments and contingencies
Redeemable preferred stock..................................      2,640          1,789
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 9,891,881 and 12,558,965 shares issued and
     outstanding, respectively..............................         99            126
  Additional paid-in capital................................     27,543         68,037
  Retained earnings.........................................      9,355         11,495
                                                                -------       --------
          Total stockholders' equity........................     36,997         79,658
                                                                -------       --------
          Total liabilities and stockholders' equity........    $85,865       $111,816
                                                                =======       ========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 1997        1998
                                                              ----------    -------
                                                              (RESTATED)
Gain on sale of lease financing receivables.................    $3,344      $ 6,550
Interest income.............................................     2,315        1,395
Servicing income............................................       533        1,207
Other income................................................       685        2,640
                                                                ------      -------
          Total revenues....................................     6,877       11,792
                                                                ------      -------
Salaries and benefits.......................................     1,458        3,661
Interest expense............................................     1,653          349
Provision for credit losses.................................       294          693
Depreciation and amortization...............................       166          612
Relocation of operations center.............................        --          885
Other general and administrative............................       844        1,567
                                                                ------      -------
          Total expenses....................................     4,415        7,767
                                                                ------      -------
Income before provision for income taxes....................     2,462        4,025
Provision for income taxes..................................       883        1,608
                                                                ------      -------
Net income..................................................    $1,579      $ 2,417
                                                                ======      =======
Earnings per common share, basic............................    $ 0.25      $  0.21
                                                                ======      =======
Earnings per common share, diluted..........................    $ 0.23      $  0.20
                                                                ======      =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                             COMMON STOCK
                                          -------------------   ADDITIONAL                  TOTAL
                                            NUMBER               PAID-IN     RETAINED   STOCKHOLDERS'
                                          OF SHARES    AMOUNT    CAPITAL     EARNINGS      EQUITY
                                          ----------   ------   ----------   --------   -------------
Balance, December 31, 1997
  (Restated)...........................    9,891,881    $ 99     $27,543     $ 9,355       $36,997
  Net income...........................           --      --          --       2,417         2,417
  Preferred stock dividends............           --      --          --         (22)          (22)
  Public offering of common stock......    2,567,084      26      39,644          --        39,670
  Distribution to stockholders (Note
     3)................................           --      --          --        (255)         (255)
  Issuance of common stock in exchange
     for preferred stock...............      100,000       1         850          --           851
                                          ----------    ----     -------     -------       -------
Balance, March 31, 1998................   12,558,965    $126     $68,037     $11,495       $79,658
                                          ==========    ====     =======     =======       =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FOR THE
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------    ---------
                                                              (RESTATED)
Cash flows from operations:
  Net income................................................   $  1,579     $   2,417
  Reconciliation of net income to cash provided by
     operations --
     Depreciation and amortization..........................        166           612
     Provision for credit losses............................        294           693
     Gain on sale of lease financing receivables............     (3,344)       (6,550)
     Funding of lease financing receivables.................    (60,562)     (191,874)
     Principal payments received on lease financing
      receivables, marketable security and trust
      certificates..........................................      4,120         1,749
     Proceeds from sales of lease financing receivables, net
      of trust certificates retained........................     83,903       202,468
     Repayments of warehouse credit facilities, net of
      proceeds
       from borrowings......................................    (24,300)      (10,204)
     Changes in assets and liabilities, net of effects from
      acquisitions:
       Decrease in other assets.............................        709         1,409
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................      2,096        (1,838)
       Increase in holdback reserve payable.................      1,239         1,108
       Increase in income taxes payable.....................        876            53
                                                               ---------    ---------
          Net cash provided by operations...................      6,776            43
                                                               ---------    ---------
Cash flows from investing activities:
  Additions to furniture and equipment......................       (329)         (465)
  Investment in note receivable.............................     (4,880)           --
  Cash used in acquisitions, net of cash acquired...........       (922)         (169)
                                                               ---------    ---------
          Net cash used in investing activities.............     (6,131)         (634)
                                                               ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................         --        39,670
  Repayment of subordinated note payable....................         --        (5,000)
  Distribution to stockholders..............................        (90)         (255)
                                                               ---------    ---------
          Net cash (used in) provided by financing
            activities......................................        (90)       34,415
                                                               ---------    ---------
Net increase in cash and cash equivalents...................        555        33,824
Cash and cash equivalents at beginning of period............      2,876        13,265
                                                               ---------    ---------
Cash and cash equivalents at end of period..................   $  3,431     $  47,089
                                                               =========    =========
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................   $     --     $   1,369
                                                               =========    =========
  Interest paid.............................................   $  1,246     $     379
                                                               =========    =========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that was formed in June 1994 to acquire and originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $20,000 from inception through March 31, 1998). The Company initially funds the acquisition or origination of its leases through its warehouse credit facilities and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program.

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

     In February and March 1998, the Company sold an aggregate amount of 2,567,084 shares of its Common Stock, including the exercise of the underwriters' over-allotment option, in a secondary public offering raising net proceeds to the Company of approximately $39.7 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $5.0 million of the net proceeds were used to repay the outstanding balance under the Subordinated Revolving Credit Facility, while the remaining funds have been or will be used for other general corporate purposes, including the repayment of other borrowings of the Company.

     Since inception, the Company's underwriting, customer service and collection staff had been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas in late 1997 and early 1998. The Company incurred approximately $885,000, or $0.05 per diluted share, of expenses in the quarter ended March 31, 1998, related to the relocation.

2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year. As discussed further in Note 3, the Company consummated two mergers in the first quarter of 1998 which were accounted for as poolings of interests. Accordingly, the accompanying financial statements have been restated to include the financial position and results of operations of the merged companies for all periods presented.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

  Earnings Per Share

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

     Following is a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 1997 and 1998 (in thousands, except share and per share amounts):

                                                                1997          1998
                                                             ----------    -----------
Earnings per common share, basic --
  Net income...............................................  $    1,579    $     2,417
  Preferred stock dividends................................          39             22
                                                             ----------    -----------
  Net income available to common stockholders..............  $    1,540    $     2,395
                                                             ==========    ===========
  Weighted average shares outstanding......................   6,282,759     11,249,970
                                                             ==========    ===========
  Earnings per common share, basic.........................  $     0.25    $      0.21
                                                             ==========    ===========
Earnings per common share, diluted --
  Net income...............................................  $    1,579    $     2,417
                                                             ==========    ===========
  Weighted average shares outstanding......................   6,282,759     11,249,970
  Dilutive securities --
     Options...............................................          --        494,611
     Warrants..............................................     198,307             --
     Redeemable preferred stock............................     429,742        254,692
                                                             ----------    -----------
  Weighted average shares outstanding, diluted.............   6,910,808     11,999,273
                                                             ==========    ===========
  Earnings per common share, diluted.......................  $     0.23    $      0.20
                                                             ==========    ===========

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

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     The following table sets forth certain information as of December 31, 1997, and March 31, 1998, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                              AS OF DECEMBER 31, 1997 (1)        AS OF MARCH 31, 1998(1)
                             ------------------------------   ------------------------------
                             PRIVATE    BROKER/               PRIVATE    BROKER/
                              LABEL      VENDOR     TOTAL      LABEL      VENDOR     TOTAL
                             --------   --------   --------   --------   --------   --------
Gross leases outstanding...  $422,290   $189,068   $611,358   $453,234   $265,435   $718,669
31-60 days past due........      1.86%      1.90%      1.87%      1.91%      1.22%      1.66%
61-90 days past due........      0.60%      0.50%      0.57%      0.70%      0.44%      0.61%
Over 90 days past due......      0.38%      0.36%      0.37%      0.52%      0.76%      0.61%
                             --------   --------   --------   --------   --------   --------
    Total past due.........      2.84%      2.76%      2.81%      3.13%      2.42%      2.88%
                             ========   ========   ========   ========   ========   ========

---------------

(1) The Broker/Vendor amounts include and the Private Label amounts do not include, approximately $14.9 million and $12.8 million as of December 31, 1997 and March 31, 1998, respectively, which were purchased by the Company pursuant to its Private Label program from Lease Pro, Inc. and Heritage Credit Services, Inc. Such companies were formerly Private Label sources until their acquisition by the Company in February 1997 and May 1997, respectively.

     The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the three months ended March 31, 1997 and 1998 (in thousands):

                                                          PRIVATE   BROKER AND
                                                           LABEL      VENDOR
                                                          PROGRAM    PROGRAMS     TOTAL
                                                          -------   -----------   -----
Balance at December 31, 1996...........................    $ 314       $ 211      $ 525
Provision for credit losses............................       89         205        294
Charge-offs, net of recoveries.........................       --          --         --
Reduction of allowance for leases sold.................     (244)       (265)      (509)
                                                           -----       -----      -----
Balance at March 31, 1997..............................    $ 159       $ 151      $ 310
                                                           =====       =====      =====
Balance at December 31, 1997...........................    $  36       $ 373      $ 409
Provision for credit losses............................       17         676        693
Charge-offs, net of recoveries.........................       --          --         --
Reduction of allowance for leases sold.................      (19)       (633)      (652)
                                                           -----       -----      -----
Balance at March 31, 1998..............................    $  34       $ 416      $ 450
                                                           =====       =====      =====

     The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1997 and March 31, 1998 (dollars in thousands):

                                                               DECEMBER 31,   MARCH 31,
                                                                   1997         1998
                                                               ------------   ---------
Leases outstanding under the Private Label program(1).......     $331,219     $368,987
                                                                 ========     ========
Recourse to Sources available...............................     $ 33,351     $ 35,402
Holdback reserves outstanding...............................       11,334       12,442
                                                                 --------     --------
Total recourse and holdback reserves available..............     $ 44,685     $ 47,844
                                                                 ========     ========
Ratio of recourse and holdback reserves outstanding to total
  leases outstanding under the Private Label program(2).....        13.49%       12.97%
                                                                 ========     ========

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

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

     The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Private Label program for the periods indicated (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Average balance of leases acquired pursuant to the Private
  Label program outstanding during the period(1)............  $216,932   $371,885
                                                              ========   ========
Total amount of leases triggering action under recourse and
  holdback provisions during the period.....................  $  1,390   $  1,461
Amounts recovered under recourse provisions.................     1,284      1,361
Amounts recovered pursuant to holdback reserves.............       106         --
                                                              --------   --------
Total amounts recovered.....................................     1,390      1,361
                                                              --------   --------
Net loss experienced on leases acquired pursuant to the
  Private Label program.....................................  $     --   $    100
                                                              ========   ========
Net default ratio...........................................      0.00%      0.03%
                                                              ========   ========

---------------

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

     The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Broker and Vendor programs for the periods indicated (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Average balance of leases acquired pursuant to the Broker
  and Vendor programs outstanding during the period(1)......  $17,605    $179,943
                                                              =======    ========
Net loss experienced on leases acquired pursuant to the
  Broker and Vendor programs................................  $    --    $    310
                                                              =======    ========
Net default ratio...........................................     0.00%       0.17%
                                                              =======    ========

---------------

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

3. ACQUISITIONS

     On March 12, 1998, the Company exchanged 272,727 shares of its common stock for all of the common stock of Independent Capital Corporation ("ICC"). ICC focuses on the small ticket broker market in the Northeastern region of the United States and has offices in Bridgewater and Rutherford, New Jersey.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     On March 24, 1998, the Company exchanged 313,722 shares of its common stock for all of the common stock of Independent Lease Management, Inc. ("ILM"). ILM is based in San Jose, California and specializes in independent lease origination and consulting services in the technology marketplace.

     The above transactions have been accounted for as poolings of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of ICC and ILM. Distributions to stockholders reflected on the Consolidated Statement of Stockholders' Equity represent distributions to stockholders of the acquired companies for taxes due.

4. LEASE FINANCING RECEIVABLES

     The Company's lease financing receivable balance at December 31, 1997 and March 31, 1998, consists of the following (in thousands):

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------    ---------
Minimum lease payments......................................    $28,748        $23,742
Estimated unguaranteed residual value.......................      2,242          2,060
Initial direct costs........................................        131            126
Unearned income.............................................     (5,943)        (4,735)
Allowance for credit losses.................................       (409)          (450)
                                                                -------        -------
          Lease financing receivables, net..................    $24,769        $20,743
                                                                =======        =======

5. SECURITIZATION PROGRAM

     The Company maintained three securitized warehouse facilities (the "Securitized Warehouse Facilities") and one securitized funding facility (the "Securitized Funding Facility" and together with the Securitized Warehouse Facilities, the "Securitized Facilities") as of March 31, 1998 with an aggregate funding capacity of $500 million. These facilities allow the Company to transfer and sell equipment lease receivables to a trust. Each trust issues two certificates of beneficial interest: a senior certificate, which is owned by an unrelated third party, and a Trust Certificate, which is owned by a special purpose subsidiary of the Company. The Securitized Warehouse Facilities provide for an aggregate issuance of $200 million of senior certificates through June 25, 1998 in the case of two facilities and the issuance of $150 million of senior certificates through October 30, 1998, in the case of the remaining facility. Management believes that it will be able to either extend these facilities or enter into alternate facilities with terms at least as favorable as those under its existing agreements. The equipment lease receivables included in the Securitized Warehouse Facilities may be transferred by the trusts to other trusts in which the Company has a minority interest. During the first quarter of 1998, the Company entered into the Securitized Funding Facility. This facility, which provides for the sale of certain Private Label equipment lease receivables, allows an aggregate issuance of $150 million of senior certificates through March 30, 2001. As of March 31, 1998, the senior certificate-holders' investments in the senior certificates issued by the Securitized Facilities was $272.9 million.

     During the three months ended March 31, 1997 and 1998, the Company transferred and sold leases with an aggregate principal balance of $77.5 million and $120.2 million, respectively, net of unearned income, initial direct costs and allowance for credit losses, to the Securitized Facilities. Senior certificates with an aggregate principal balance of $73.8 million and $114.3 million were issued by the trusts, respectively, while Trust Certificates were retained by the Company. The Company recognized gains of $2.2 million and $6.6 million during the three months ended March 31, 1997 and 1998, respectively, upon transfer and sale of the leases to the trusts.

     Additionally, during the quarter ended March 31, 1997,the Company sold leases with an aggregate principal balance of $8.9 million, net of unearned income, capitalized initial direct costs and allowance for

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES credit losses, pursuant to terms of outstanding securitization transactions which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing. The Company recognized gains of $.4 million in conjunction with such sales.

6. DEBT

     Debt consisted of the following as of December 31, 1997 and March 31, 1998 (in thousands):

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------    ---------
Warehouse credit facilities:
  Feather River State Bank..................................    $12,468        $2,316
  Other.....................................................        602           550
                                                                -------        ------
Total warehouse credit facilities...........................     13,070         2,866
Subordinated notes payable..................................      6,000         1,000
                                                                -------        ------
                                                                $19,070        $3,866
                                                                =======        ======

7. SUBSEQUENT EVENTS

     In April 1998, the Company acquired OMNI Leasing, Inc. ("OMNI"). OMNI is located in Hatfield, Pennsylvania and is active in the arbor, landscaping, trucking, sanitation and automotive industries in the greater Pennsylvania area.

     Also in April 1998, the Company acquired Vendor Leasing, Inc ("Vendor Leasing"). Vendor Leasing is located in Roswell, Georgia and provides the Company with greater penetration in the eastern United States.

     The Company also acquired Nexsoft, Inc. ("Nexsoft") of Denver, Colorado in April 1998. Nexsoft is a software development firm specializing in software for the equipment leasing industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

     Gain on sale of receivables increased $3.3 million or 96% from $3.3 million for the three months ended March 31, 1997, to $6.6 million for the three months ended March 31, 1998. Such increase is primarily related to a 55% increase in lease receivables sold through securitization transactions. Additionally, the average base rate used to discount the future cash flows of the lease receivables sold decreased from the 1997 period to the 1998 period, resulting in increased gains upon sale.

     Interest income decreased $.9 million, or 40%, from $2.3 million for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998. The decrease was primarily related to a 64% or $1.3 million decrease in interest recognized on lease financing receivables, partially offset by a $.4 million or 137% increase in interest income recognized on trust certificates and a marketable security retained in a securitization transaction. The decrease in interest income recognized on lease financing receivables is due in large part to the creation of the securitized warehouse facilities which have allowed the Company to sell receivables on an ongoing basis. Because of this capability, the weighted average balance of lease receivables outstanding during the three months ended March 31, 1998 declined by 74% as compared to the weighted average balance of lease receivables outstanding during the three months ended March 31, 1997.

     Servicing income increased $674,000, or 126%, from $533,000 for the three months ended March 31, 1997 to $1,207,000 for the three months ended March 31, 1998. Such increase was primarily attributable to a 223% increase in the weighted average balance of lease receivables serviced pursuant to the Company's securitization program, partially offset by a decrease of servicing fees of $97,000 related to leases serviced in 1997 pursuant to a portfolio sale which were not serviced in 1998.

     Interest expense decreased $1.3 million, or 79%, from $1.6 million for the three months ended March 31, 1997 to $.3 million for the three months ended March 31, 1998. Such increase was primarily related to an 89% decrease in the weighted average balance outstanding under the Company's warehouse credit facilities as a result of the Company's ability to sell receivables on an ongoing basis as discussed above. Additionally, the decrease was partially offset by additional interest incurred on debt assumed in business combinations.

     Salaries and benefits increased $2.2 million, or 151%, from $1.5 million for the three months ended March 31, 1997 to $3.7 million for the three months ended March 31, 1998. Such increase is primarily related to a 230% increase in the number of people employed by the Company from March 31, 1997 to March 31, 1998. The increase in the number of employees is directly related to the acquisitions of seven companies from April 1997 through March 1998.

     Provision for credit losses increased $399,000, or 136%, from $294,000 for the three months ended March 31, 1997 to $693,000 for the three months ended March 31, 1998. The increase is primarily due to a 217% increase in lease receivables funded during the three months ended March 31, 1998 as compared to the comparable period of 1997.

     During the three months ended March 31, 1998, the Company incurred approximately $885,000 in connection with the relocation of its operations center from Jupiter, Florida to Houston, Texas. No such charges were incurred during the three months ended March 31, 1997. Through March 31, 1998, the Company has incurred approximately $1.0 million and anticipates incurring an additional $.5 million in connection with the relocation.

     Depreciation and amortization increased $269% or 446,000, from $166,000 for the three months ended March 31, 1997, to $612,000 for the three months ended March 31, 1998. Such increase was primarily attributable to a 364% increase in amortization of goodwill and other intangible assets, partially offset by a 158% increase in fixed assets.

     Other general and administrative expenses increased $723,000, or 86%, from $844,000 for the three months ended March 31, 1997 to $1,567,000 for the three months ended March 31, 1998. Such increase was primarily attributable to the general expansion of the Company's business and the acquisitions referred to above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, the Company has funded its operations primarily through sales of leases, borrowings under its warehouse facilities, sales of common stock and through its securitization program. During the first quarter of 1998, the Company sold 2,567,084 shares of Common Stock in a secondary public offering raising net proceeds to the Company of approximately $39.7 million after deducting underwriting discounts and commissions and offering expenses. The Company expects to continue to require access to significant additional capital to maintain and expand its volume of leases funded. The Company also expects to require additional capital to continue its acquisitions of equipment leasing companies.

     The Company's uses of cash include the acquisition and origination of equipment leases, payment of interest expenses, repayment of borrowings under its warehouse facilities, operating and administrative expenses, income taxes and capital expenditures. The structure of the Company's lease funding programs (including the holdback and recourse features of the Private Label program), along with the structure of the Company's warehouse facilities and securitization program, enabled the Company to generate positive cash flow from operations in 1996, 1997 and the first quarter of 1998.

     The Company utilizes warehouse credit facilities, securitized warehouse facilities and a securitized funding facility to fund the acquisition and origination of leases that satisfy the eligibility requirements established pursuant to each facility. The Company's warehouse and funding facilities provide the Company with advance rates that generally do not require the Company to utilize its capital during the period that lease receivables are financed under such facilities. The liquidity provided under each warehouse facility is interim in nature and lease receivables funded thereunder are generally refinanced or resold through the Company's public securitization program within six to twelve months.

     The Company believes that existing cash and investment balances, cash flow from its operations, the net proceeds from future securitization transactions and amounts available under its warehouse and funding facilities will be sufficient to fund the Company's operations for the foreseeable future.

  Warehouse Credit Facility

     At March 31, 1998, the Company had a warehouse credit facility, which is treated as debt for financial reporting purposes, with available borrowing capacity of $50 million. No borrowings were outstanding under this facility at March 31, 1998.

  Securitized Warehouse and Funding Facilities

     The Company also maintained three securitized warehouse facilities (the "Securitized Warehouse Facilities") and one securitized funding facility (the "Securitized Funding Facility" and together with the Securitized Warehouse Facilities, the "Securitized Facilities") with an aggregate funding capacity of $500 million as of March 31, 1998. These facilities allow the Company to transfer and sell equipment lease receivables to a trust. Each trust issues two certificates of beneficial interest: a senior certificate, which is owned by an unrelated third party, and a Trust Certificate, which is owned by a special purpose subsidiary of the Company. The Securitized Warehouse Facilities provide for an aggregate issuance of $200 million of senior certificates through June 25, 1998 in the case of two facilities and the issuance of $150 million of senior certificates through October 30, 1998, in the case of the remaining facility. Management believes that it will be able to either extend these facilities or enter into alternate facilities with terms at least as favorable as those under its existing agreements. The equipment lease receivables included in the Securitized Warehouse Facilities may be transferred by the trusts to other trusts in which the Company has a minority interest. During the first quarter of 1998, the Company entered into the Securitized Funding Facility. This facility, which provides for the sale of certain Private Label equipment lease receivables, allows an aggregate issuance of $150 million of senior certificates through March 30, 2001.

     The Securitized Facilities provide several significant advantages to the Company, including (i) favorable interest rates and (ii) allowing the Company to transfer lease receivables to a trust on an on-going basis, including the transfer of the risks and rewards of ownership as well as the control of the underlying trust, thus enabling the Company to record the transactions as a sale at the time such receivables are transferred to the trust, rather than at the time of a public securitization transaction. This reduces the degree to which the Company's quarterly results might fluctuate due to the timing of public securitizations and provides greater flexibility with respect to the timing and size of public securitizations, thereby reducing related transaction costs. As of March 31, 1998, the senior certificate-holders' investments in the senior certificates issued by the Securitized Facilities was $272.9 million.

  Public Securitization Transactions

     To date, proceeds received by the Company in its public securitization transactions have generally been sufficient to repay amounts financed under the warehouse facilities, as well as issuance expenses. In addition to the proceeds received upon closing of the sale of the securitized leases, securitization transactions generate cash flow from ongoing servicing and other fees, including late charges on securitized equipment leases, and excess cash flow distributions from the Trust Certificates retained by the Company and other assets of the trust once the securities are retired. The Company generally structures its securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. The Company anticipates that future sales of its equipment leases will be principally through securitization transactions or other structured finance techniques and, to a lesser extent, through portfolio sales and sales to third party financing sources.

  Subordinated Revolving Credit Facility

     On May 20, 1997, the Company entered into a $5.0 million subordinated revolving credit facility with an affiliate, with the commitment level thereunder decreasing by $1.0 million per year. Advances under the facility bear interest at 11.00% per annum. As of March 31, 1998, no advances were outstanding under such facility.

  Interest Rate Management Activities

     The implicit yield to the Company on all its leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the leases. When the Company acquires or originates leases, it bases its pricing on the "spread" it expects to achieve between the implicit yield to the Company on each lease and the effective interest cost it will pay when it sells such lease through a public securitization transaction. Increases in interest rates between the time the leases are acquired or originated by the Company and the time they are sold through a public securitization transaction could narrow or eliminate the spread, or result in a negative spread. It is the Company's policy to generally mitigate the risk on changes in interest rates. The Company mitigates the volatility of interest rate movement between the time the Company acquires or originates a lease and the time such lease is sold through a public securitization transaction by hedging movements in interest rates using interest rate swap derivatives which match the underlying cashflow associated with the leases originated. Under these swap agreements, the Company receives interest on the notional amount at either the 30-day LIBOR or the 30-day AA Corporate Commercial Paper Index, as applicable, and the Company pays a fixed rate which is equal to a spread over the yield to maturity of U.S. Treasury securities similar to the maturities of the specific leases being held for securitization. Such hedging arrangements are generally implemented when the Company's portfolio of unhedged leases reaches $10.0 million. At certain times, changes in the interest rate market present favorable conditions to hedge against future rate movement. The Company may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but this activity is generally limited to levels where the Company is confident of origination in the near term.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

          27.1           -- Financial Data Schedule for the three months ended March
                            31, 1998
          27.2           -- Restated Financial Data Schedule for the three months
                            ended March 31, 1997
          27.3           -- Restated Financial Data Schedule for the year ended
                            December 31, 1997

  (b) Reports on Form 8-K

     No reports on Form 8-K were required to be filed during the period ended March 31, 1998.

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                   /s/ SANDY B. HO                     Executive Vice President and       May 15, 1998
-----------------------------------------------------    Chief Financial Officer
                    (Sandy B. Ho)                        (principal financial officer)

                /s/ CRAIG M. SPENCER                   Senior Vice President and Chief    May 15, 1998
-----------------------------------------------------    Accounting Officer (principal
                 (Craig M. Spencer)                      accounting officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27.1           -- Financial Data Schedule for the three months ended March
                            31, 1998
          27.2           -- Restated Financial Data Schedule for the three months
                            ended March 31, 1997
          27.3           -- Restated Financial Data Schedule for the year ended
                            December 31, 1997