Form 10-Q
period 1998-06-30
FIRST SIERRA FINANCIAL INC
filed 1998-08-14
CIK 1034812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

      [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-22525

                                 ---------------

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

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, at August 12, 1998 was 13,953,592.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,      JUNE 30,
                                                                          1997            1998
                                                                       ----------     -----------
                                                                                      (UNAUDITED)
                                     ASSETS

 Lease financing receivables, net ................................     $   24,769     $   17,625
 Goodwill and other intangible assets, net .......................         20,162         26,334
 Investment in trust certificates ................................         12,512         10,284
 Cash and cash equivalents .......................................         13,265         31,251
 Receivables from sales of lease financing receivables ...........          1,572         16,773
 Marketable security .............................................          4,020          3,507
 Furniture and equipment, net ....................................          3,535          4,506
 Other assets ....................................................          5,998          8,363
                                                                       ----------     ----------
           Total assets ..........................................     $   85,833     $  118,643
                                                                       ==========     ==========
                     LIABILITIES AND STOCKHOLDERS'  EQUITY
Debt:
   Warehouse credit facilities ...................................     $   13,070     $    3,268
   Subordinated notes payable ....................................          6,000          1,000
 Other liabilities:
   Holdback reserve payable ......................................         11,334         13,980
   Accounts payable and accrued liabilities ......................         11,272         11,340
   Income taxes payable ..........................................          4,670          4,876
                                                                       ----------     ----------
           Total liabilities .....................................         46,346         34,464
                                                                       ----------     ----------
 Commitments and contingencies
 Redeemable preferred stock ......................................          2,640          1,789
 Stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 9,891,881 and 12,670,632 shares issued and
      outstanding,
      respectively ...............................................             99            127
   Additional paid-in capital ....................................         27,543         68,602
   Retained earnings .............................................          9,205         13,661
                                                                       ----------     ----------
           Total stockholders' equity ............................         36,847         82,390
                                                                       ----------     ----------
           Total liabilities and stockholders' equity ............     $   85,833     $  118,643
                                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                  -------------------------     -------------------------
                                                                     1997          1998            1997           1998
                                                                  ----------     ----------     ----------     ----------
                                                                  (Restated)                     (Restated)
    Gain on sale of lease financing receivable                    $    5,172     $    9,741     $    8,516     $   16,291
    Interest income                                                    2,812          1,917          5,127          3,312
    Servicing income                                                     624          1,501          1,157          2,708
    Other income                                                       1,015          2,472          1,700          5,112
                                                                  ----------     ----------     ----------     ----------
              Total revenues                                           9,623         15,631         16,500         27,423
                                                                  ----------     ----------     ----------     ----------
    Salaries and benefits                                              1,876          5,088          3,334          8,749
    Provision for credit losses                                          369            899            663          1,592
    Depreciation and amortization                                        201            808            367          1,420
    Interest expense                                                   1,456            285          3,109            634
    Other general and administrative                                   2,580          2,109          3,424          3,676
    Research and development costs of acquired  companies                 --          2,550             --          2,550
    Relocation of operations center                                       --            626             --          1,511
                                                                  ----------     ----------     ----------     ----------
              Total expenses                                           6,482         12,365         10,897         20,132
                                                                  ----------     ----------     ----------     ----------
    Income before provision for income taxes                           3,141          3,266          5,603          7,291
    Provision for income taxes                                         1,191          1,259          2,074          2,867
                                                                  ----------     ----------     ----------     ----------
    Net income                                                    $    1,950     $    2,007     $    3,529     $    4,424
                                                                  ==========     ==========     ==========     ==========
    Earnings per common share, basic                              $     0.25     $     0.16     $     0.49     $     0.37
                                                                  ==========     ==========     ==========     ==========
    Earnings per common share, diluted                            $     0.24     $     0.15     $     0.46     $     0.35
                                                                  ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           COMMON STOCK
                                                   ---------------------------      ADDITIONAL                         TOTAL
                                                      NUMBER                         PAID-IN        RETAINED        STOCKHOLDERS'
                                                    OF SHARES         AMOUNT         CAPITAL        EARNINGS           EQUITY
                                                   -----------     -----------     -----------     -----------      -----------
 Balance, December 31, 1997 ..................       9,891,881     $        99     $    27,543     $     9,205      $    36,847
   Net income ................................              --              --              --           4,424            4,424
   Preferred stock dividends .................              --              --              --             (40)             (40)
   Public offering of common stock ...........       2,567,084              26          39,644              --           39,670
   Distribution to stockholders (Note 3) .....              --              --              --            (255)            (255)
   Issuance of common stock in exchange
      for preferred stock ....................         100,000               1             850              --              851
   Issuance of common stock for business
      combinations ...........................         102,817               1             494             327              822
   Exercise of options to purchase
     common stock ............................           8,850              --              71              --               71
                                                   -----------     -----------     -----------     -----------      -----------
 Balance, June 30, 1998 ......................      12,670,632     $       127     $    68,602     $    13,661      $    82,390
                                                   ===========     ===========     ===========     ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE
                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          --------------------------
                                                                             1997            1998
                                                                          ----------      ----------
                                                                          (RESTATED)
     Cash flows from operations:
       Net income ...................................................     $    3,529      $    4,424
       Reconciliation of net income to cash provided by (used in)
       operations--
        Depreciation and amortization ...............................            367           1,420
        Provision for credit losses .................................            663           1,592
        Gain on sale of lease financing receivables .................         (6,850)        (16,291)
        Research and development costs of acquired companies                      --           2,550
        Funding of lease financing receivables ......................       (133,845)       (341,190)
        Principal payments received on lease financing
         receivables, marketable security and trust
         certificates ...............................................          4,894           9,053
        Proceeds from sales of lease financing receivables,
         net of trust certificates retained .........................        177,142         354,822
        Repayments of warehouse credit facilities, net of
         proceeds from borrowings ...................................        (55,300)        (10,265)
        Changes in assets and liabilities, net of effects from
         acquisitions:
         Receivables from sales of lease financing receivables ......             --         (15,201)
         Decrease in other assets ...................................            (70)         (1,808)
         Increase (decrease) in accounts payable and accrued
           liabilities...............................................          4,659            (361)
         Increase in holdback reserve payable .......................          2,969           2,646
         Increase in income taxes payable ...........................          2,087             206
                                                                          ----------      ----------
          Net cash provided by (used in) operations .................            245          (8,403)
                                                                          ----------      ----------
     Cash flows from investing activities:
       Additions to furniture and equipment .........................           (945)         (1,366)
       Cash used in acquisitions, net of cash acquired ..............         (2,484)         (6,731)
                                                                          ----------      ----------
           Net cash used in investing activities ....................         (3,429)         (8,097)
                                                                          ----------      ----------
     Cash flows from financing activities:
       Proceeds from issuance of common stock and
         exercise of options and convertible warrants ...............         16,208          39,741
       Repayment of subordinated note payable .......................         (9,000)         (5,000)
       Distribution to stockholders .................................           (345)           (255)
                                                                          ----------      ----------
           Net cash provided by financing activities ................          6,863          34,486
                                                                          ----------      ----------
     Net increase in cash and cash equivalents ......................          3,679          17,986
     Cash and cash equivalents at beginning of period ...............          2,876          13,265
                                                                          ----------      ----------
     Cash and cash equivalents at end of period .....................     $    6,555      $   31,251
                                                                          ==========      ==========
     Supplemental disclosure of cash flow information:
       Income taxes paid ............................................     $       --      $    2,470
                                                                          ==========      ==========
       Interest paid ................................................     $    2,756      $      199
                                                                          ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

    First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that was formed in June 1994 to acquire and originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $22,000 from inception through June 30, 1998). The Company initially funds the acquisition or origination of its leases through its warehouse credit facilities and, upon achieving a sufficient portfolio size, sells such receivables in the public and private markets, principally through its securitization program.

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

    Since inception, the Company's underwriting, customer service and collection staff had been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas. The relocation was commenced in late 1997 and completed in the first half of 1998. The Company incurred approximately $626,000, or $0.03 per diluted share, of expenses in the quarter ended June 30, 1998, related to the relocation. For the six month period ended June 30, 1998, the Company incurred approximately $1.5 million, or $0.07 per diluted share, of expenses related to the relocation.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited restated financial statements and notes thereto included in the Company's Form 8-K filing dated July 16, 1998. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year. As discussed further in Note 3, the Company consummated mergers with Independent Capital Corporation ("ILM") and Independent Capital Corporation ("ICC") during the six months ended June 30, 1998 which were accounted for as poolings of interests. The accompanying financial statements have been restated to include the financial position and results of operations of these merged companies for all periods presented. The separate results of First Sierra and each of these companies is set forth in the following table (in thousands):

                                       FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                          ENDED JUNE 30,                ENDED JUNE 30,
                                    -------------------------     -------------------------
                                       1997           1998           1997           1998
                                    ----------     ----------     ----------     ----------
 Revenues
   First Sierra                     $    7,830     $   15,631     $   13,350     $   25,860
   ICC                                     908             --          1,665            664
   ILM                                     885             --          1,485            899
                                    ----------     ----------     ----------     ----------
     Restated revenues                   9,623         15,631         16,500         27,423

 Net income
   First Sierra                          1,712          2,007          3,025          4,142
   ICC                                     184             --            449            176
   ILM                                      54             --             55            106
                                    ----------     ----------     ----------     ----------
     Restated net income            $    1,950     $    2,007     $    3,529     $    4,424

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

    Following is a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the six months ended June 30, 1997 and 1998 (in thousands, except share and per share amounts):

                                                           FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                      ENDED JUNE 30,
                                                      -------------------------------     -------------------------------
                                                           1997              1998              1997              1998
                                                      -------------     -------------     -------------     -------------
Earnings per common share, basic --
  Net income ....................................     $       1,950     $       2,007     $       3,529     $       4,424
  Preferred stock dividends .....................                39                18                78                40
                                                      -------------     -------------     -------------     -------------
  Net income available to common stockholders ...     $       1,911     $       1,989     $       3,451     $       4,384
                                                      =============     =============     =============     =============
  Weighted average shares outstanding ...........         7,705,847        12,663,060         7,037,377        11,999,561
                                                      =============     =============     =============     =============
  Earnings per common share, basic ..............     $        0.25     $        0.16     $        0.49     $        0.37
                                                      =============     =============     =============     =============
Earnings per common share, diluted --
  Net income ....................................     $       1,950     $       2,007     $       3,529     $       4,424
                                                      =============     =============     =============     =============
  Weighted average shares outstanding ...........         7,705,847        12,663,060         7,037,377        11,999,561
  Dilutive securities --
     Options ....................................            45,508           654,703            22,754           574,657
     Warrants ...................................           115,497                --           156,902                --
     Redeemable preferred stock .................           429,742           210,247           429,742           232,470
                                                      -------------     -------------     -------------     -------------
  Weighted average shares outstanding, diluted ..         8,296,594        13,528,010         7,646,775        12,806,688
                                                      =============     =============     =============     =============
  Earnings per common share, diluted ............     $        0.24     $        0.15     $        0.46     $        0.35
                                                      =============     =============     =============     =============

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

    The following table sets forth certain information as of December 31, 1997, and June 30, 1998, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                                          AS OF DECEMBER 31, 1997 (1)                         AS OF JUNE 30, 1998(1)
                                ---------------------------------------------      ---------------------------------------------
                                  PRIVATE           BROKER/                          PRIVATE          BROKER/
                                   LABEL            VENDOR            TOTAL           LABEL            VENDOR           TOTAL
                                -----------      -----------      -----------      -----------      -----------      -----------
 Gross leases outstanding ...   $   422,290      $   189,068      $   611,358      $   498,128      $   339,812      $   837,940
 31--60 days past due .......          1.86%            1.90%            1.87%            1.19%            0.88%            1.07%
 61--90 days past due .......          0.60%            0.50%            0.57%            0.63%            0.49%            0.57%
 Over 90 days past due ......          0.38%            0.36%            0.37%            0.40%            0.76%            0.55%
                                -----------      -----------      -----------      -----------      -----------      -----------
     Total past due .........          2.84%            2.76%            2.81%            2.22%            2.13%            2.19%
                                ===========      ===========      ===========      ===========      ===========      ===========

----------

(1) The Broker/Vendor amounts include and the Private Label amounts do not include, approximately $14.9 million and $10.9 million as of December 31, 1997 and June 30, 1998, respectively, which were purchased by the Company pursuant to its Private Label program from Lease Pro, Inc. and Heritage Credit Services, Inc. Such companies were formerly Private Label sources until their acquisition by the Company in February 1997 and May 1997, respectively.

    The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the six months ended June 30, 1997 and 1998 (in thousands):

                                                              PRIVATE         BROKER /
                                                               LABEL           VENDOR           TOTAL
                                                             ----------      ----------      ----------
 Balance at December 31, 1996                                $      314      $      211      $      525
 Provision for credit losses                                        136             527             663
 Charge-offs, net of recoveries                                      --              --              --
 Reduction of allowance for leases sold (1)                        (302)           (635)           (937)
 Additional allowance related to leases acquired
   through business combinations                                     --             841             841
                                                             ----------      ----------      ----------
 Balance at June 30, 1997                                    $      148      $      944      $    1,092
                                                             ==========      ==========      ==========

 Balance at December 31, 1997                                $       36      $      373      $      409
 Provision for credit losses                                         42           1,550           1,592
 Charge-offs, net of recoveries on leases acquired
   or originated by the Company                                     (27)           (116)           (143)
 Reduction of allowance for leases sold (1)                         (41)         (1,512)         (1,553)
 Additional allowance related to leases acquired
   through business combinations                                     --             317             317
 Charge-offs, net of recoveries on leases acquired
   through business combinations                                     --            (153)           (153)
                                                             ----------      ----------      ----------
 Balance at June 30, 1998                                    $       10      $      459      $      469
                                                             ==========      ==========      ==========

----------

(1) In connection with the sales of leases, the Company reduces the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold, as previously evidenced by the allowance for credit losses, are taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any.

    The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1997 and June 30, 1998 (dollars in thousands):

                                                                           DECEMBER 31,     JUNE 30,
                                                                              1997            1998
                                                                           ----------      ----------
   Leases outstanding under the Private Label program(1) .............     $  331,219      $  405,771
                                                                           ==========      ==========
   Recourse to Sources available .....................................     $   33,351      $   41,460
   Holdback reserves outstanding .....................................         11,334          13,980
                                                                           ----------      ----------
   Total recourse and holdback reserves available ....................     $   44,685      $   55,440
                                                                           ==========      ==========
   Ratio of recourse and holdback reserves outstanding to total
    leases outstanding under the Private Label program(2) ............          13.49%          13.66%
                                                                           ==========      ==========

----------
(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

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

    The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Private Label program for the periods indicated (dollars in thousands):

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       --------------------------
                                                                          1997            1998
                                                                       ----------      ----------
   Average balance of leases acquired pursuant to the
     Private Label program outstanding during the period(1) (2) ..     $  225,813      $  373,776
                                                                       ==========      ==========

   Total amount of leases triggering action under
     recourse and holdback provisions during the period (1) ......     $      879      $    4,432
   Amounts recovered under recourse provisions (1) ...............            839           3,785
   Amounts recovered pursuant to holdback reserves (1) ...........             40             397
                                                                       ----------      ----------
   Total amounts recovered .......................................            879           4,182
                                                                       ----------      ----------
   Net loss experienced on leases acquired pursuant to
     the Private Label program ...................................     $       --      $      250
                                                                       ==========      ==========
   Net default ratio .............................................           0.00%           0.07%
                                                                       ==========      ==========

----------

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

    The following table sets forth the experience of the Company with respect to leases acquired pursuant to the Broker and Vendor programs for the periods indicated (dollars in thousands):

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            --------------------------
                                                                               1997            1998
                                                                            ----------      ----------
 Average balance of leases acquired pursuant to the
   Broker and Vendor programs outstanding during the period(1) (2) ....     $   31,632      $  187,449
                                                                            ==========      ==========
 Net loss experienced on leases acquired pursuant to
   the Broker and Vendor programs (1) .................................     $       --      $      741
                                                                            ==========      ==========
 Net default ratio ....................................................           0.00%           0.40%
                                                                            ==========      ==========

----------

(1) Excludes lease receivables and losses on lease receivables acquired through business combinations.

(2) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

3. ACQUISITIONS

    In March 1998, the Company acquired Independent Capital Corporation ("ICC"). ICC focuses on the small ticket broker market in the Northeastern region of the United States and has offices in Bridgewater and Rutherford, New Jersey.

    In March 1998, the Company acquired Independent Lease Management, Inc. ("ILM"). ILM is based in San Jose, California and specializes in independent lease origination and consulting services in the technology marketplace.

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

    In June 1998, the Company announced that it had acquired TFS, Inc. dba The Money Source, a Redmond, Washington-based small ticket equipment leasing company.

     Also in June 1998, the Company announced that it had acquired 21st Century Credit Leasing Services, Inc. ("21st Century"). 21st Century is located in Naples, Florida and will be operated as a satellite office of the Company's Ft. Lauderdale office.

    The OMNI and the Nexsoft acquisitions were accounted for using the purchase method of accounting while the ILM, ICC, Vendor Leasing, Money Source and 21st Century acquisitions were accounted for as poolings of interests. The consolidated financial statements for the periods presented have been restated to include the accounts of all material acquisitions accounted for as poolings of interests. Distributions to stockholders reflected on the Consolidated Statement of Stockholders' Equity represent distributions to stockholders of the acquired companies for taxes due.

    In connection with the acquisition of Nexsoft, the purchase price was allocated to the net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $2.6 million of the acquisition cost has been expensed during the quarter ended June 30, 1998.

4. LEASE FINANCING RECEIVABLES

    The Company's lease financing receivable balance at December 31, 1997 and June 30, 1998, consists of the following (in thousands):

                                                             DECEMBER 31,      JUNE 30,
                                                                 1997            1998
                                                             ----------      ----------
    Minimum lease payments .............................     $   28,748      $   21,334
    Estimated unguaranteed residual value ..............          2,242           1,545
    Initial direct costs ...............................            131             105
    Unearned income ....................................         (5,943)         (4,890)
    Allowance for credit losses ........................           (409)           (469)
                                                             ----------      ----------
              Lease financing receivables, net .........     $   24,769      $   17,625
                                                             ==========      ==========

5. SECURITIZATION PROGRAM

    The Company maintained three securitized warehouse facilities (the "Securitized Warehouse Facilities") and one securitized funding facility (the "Securitized Funding Facility" and together with the Securitized Warehouse Facilities, the "Securitized Facilities") as of June 30, 1998 with an aggregate funding capacity of $500 million. These facilities allow the Company to transfer and sell equipment lease receivables to a trust. Each trust issues two certificates of beneficial interest: a senior certificate, which is owned by an unrelated third party, and a Trust Certificate, which is owned by a special purpose subsidiary of the Company. The Securitized Warehouse Facilities provide for an aggregate issuance of $200 million of senior certificates through November 14, 1998 in the case of two facilities and the issuance of $150 million of senior certificates through October 30, 1998, in the case of the remaining facility. Management believes that it will be able to either extend these facilities or enter into alternate facilities with terms at least as favorable as those under its existing agreements. The equipment lease receivables included in the Securitized Warehouse Facilities may be transferred by the trusts to other trusts in which the Company has a minority interest. During the first quarter of 1998, the Company entered into the Securitized Funding Facility. This facility, which provides for the sale of certain Private Label equipment lease receivables, allows an aggregate issuance of $150 million of senior certificates through March 30, 2001. As of June 30, 1998, the senior certificate-holders' investments in the senior certificates issued by the Securitized Facilities was $409.1 million.

    During the quarter ended June 30, 1997 and 1998, the Company transferred and sold leases with an aggregate principal balance of $90.2 million and $145.7 million, respectively, net of unearned income, initial direct costs and allowance for credit losses, to the Securitized Facilities. Senior certificates with an aggregate principal balance of $88.5 million and $136.3 million were issued by the trusts, respectively, while Trust Certificates were retained by the Company. The Company recognized gains of $3.9 million and $9.7 million during the three months ended June 30, 1997 and 1998, respectively, upon transfer and sale of the leases to the trusts.

    Additionally, during the quarter ended June 30, 1997, the Company sold leases with an aggregate principal balance of $5.5 million, net of unearned income, capitalized initial direct costs and allowance for credit losses, pursuant to terms of outstanding securitization transactions which provide for the Company to sell additional leases to the securitization trusts during a revolving period subsequent to closing. The Company recognized gains of $.4 million in conjunction with such sales.

6. DEBT

    Debt consisted of the following as of December 31, 1997 and June 30, 1998 (in thousands):

                                                  DECEMBER 31,      JUNE 30,
                                                      1997           1998
                                                   ----------     ----------
   Warehouse credit facilities:
     Feather River State Bank ................     $   12,468     $    2,316
     Other ...................................            602            952
                                                   ----------     ----------
   Total warehouse credit facilities .........         13,070          3,268
   Subordinated notes payable ................          6,000          1,000
                                                   ----------     ----------
                                                   $   19,070     $    4,268
                                                   ==========     ==========

7. SUBSEQUENT EVENTS

    On June 10, 1998, the Company announced the proposed merger with Oliver-Allen Corporation ("Oliver-Allen"), a private leasing company that specializes in leasing and remarketing Information Technology equipment. Oliver-Allen, established in 1973, is headquartered in Larkspur, CA and has offices in Laguna Beach and Minnetonka, MN. The transaction consideration consists solely of First Sierra common stock and the conversion of an Oliver Allen stock option into an option to acquire the Company's stock under equivalent terms. At December 31, 1997, Oliver-Allen had total assets of approximately $176 million. The Company will issue the equivalent of approximately 3.2 million shares in stock and options to acquire 790,000 shares of the Company's stock. It is expected that the transaction will be accounted for as a pooling of interests. The transaction is expected to be completed in the third quarter of 1998, subject to approval by the Company's shareholders as well as other customary closing conditions. For additional information regarding the Company's proposed merger with Oliver-

Allen, reference is made to the Company's Proxy Statement dated July 28, 1998 as filed with the Securities and Exchange Commission.

    In July 1998, the Company completed its merger with The Republic Group, Inc., an Anaheim, CA-based private company that originates leases of equipment for small businesses in a broad range of industries. The Republic Group, Inc. has a specialization in small business-direct telemarketing and a well-developed sales recruiting and training program. Consideration for the transaction consisted of the issuance of approximately 1.1 million shares of the Company's common stock. The transaction was accounted for as a pooling of interests. For additional information regarding the Company's merger with The Republic Group, Inc., reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on August 10, 1998.

    On July 14, 1998, the Company announced that it had acquired Suffolk Street Group, PLC of Devon, England. The acquisition of the Suffolk Street Group provides the Company with its entry into the European leasing market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998

       Gain on sale of receivables increased $7.8 million or 91% from $8.5 million for the six months ended June 30, 1997, to $16.3 million for the six months ended June 30, 1998. Such increase is primarily related to a 46% increase in lease receivables sold through securitization transactions. Additionally, the average base rate used to discount the future cash flows of the lease receivables sold decreased from the 1997 period to the 1998 period, thus resulting in increased gains upon sale. Furthermore, the Company entered into an agreement in the first quarter of 1998 to sell certain leases originated under its Private Label program which does not require the Company to retain a significant interest in the Trust which the leases are transferred to thereby increasing the gain realized by the Company upon sale.

       Interest income decreased $1.8 million, or 35%, from $5.1 million for the six months ended June 30, 1997 to $3.3 million for the six months ended June 30, 1998. The decrease was primarily related to a 55% or $2.4 million decrease in interest recognized on lease financing receivables, partially offset by a $.6 million or 87% increase in interest income recognized on trust certificates, servicing assets and a marketable security retained in securitization transactions. The decrease in interest income recognized on lease financing receivables is due in large part to the creation of the Securitized Facilities which have allowed the Company to sell receivables on an ongoing basis. Because of this capability, the weighted average balance of lease receivables outstanding during the six months ended June 30, 1998 declined by 58% as compared to the weighted average balance of lease receivables outstanding during the six months ended June 30, 1997.

       Servicing income increased $1.5 million, or 134%, from $1.2 million for the six months ended June 30, 1997, to $2.7 million for the six months ended June 30, 1998. Such increase was primarily attributable to a 189% increase in the weighted average balance of lease receivables serviced pursuant to the Company's securitization program.

       Other income increased $3.4 million or 201%, from $1.7 million for the six months ended June 30, 1997, to $5.1 million for the six months ended June 30, 1998. The increase is primarily attributable to brokerage fees received on transactions brokered or discounted to third parties rather than being sold through the Company's securitization program. Additionally, documentation fees and other fees collected in connection with the origination and administration of the leases has increased due to the overall expansion of the Company's business.

       Salaries and benefits increased $5.4 million, or 162%, from $3.3 million for the six months ended June 30, 1997 to $8.7 million for the six months ended June 30, 1998. Such increase is primarily related to a 145% increase in the number of people employed by the Company from June 30, 1997 to June 30, 1998. The increase in the number of employees is directly related to the acquisitions from July 1997 through June 1998.

       Provision for credit losses increased $929,000 or 140% from $663,000 for the six months ended June 30, 1997 to $1.6 million for the six months ended June 30, 1998. The increase is primarily due to a 201% increase in lease receivables funded through the Company's Broker and Vendor programs during the six months ended June 30, 1998 as compared to the comparable period of 1997.

       Depreciation and amortization increased 287% or $1,100,000, from $367,000 for the six months ended June 30, 1997, to $1,400,000 for the six months ended June 30, 1998. Such increase was primarily attributable to a 114% increase in goodwill and other intangible assets, and a 94% increase in fixed assets. Such increases are the result of the acquisitions from July 1997 through June 1998.

       Interest expense decreased $2.5 million, or 80%, from $3.1 million for the six months ended June 30, 1997 to $634,000 for the six months ended June 30, 1998. Such decrease was primarily related to the formation of the Securitized Facilities which enabled the Company to reduce the weighted average balance outstanding under the Company's warehouse credit facilities by 86%.

       Other general and administrative expenses increased $252,000, or 7%, from $3.4 million for the six months ended June 30, 1997 to $3.7 million for the six months ended June 30, 1998. Such increase was attributable to the general expansion of the Company's business and the acquisitions referred to above, offset by increased costs which had been capitalized in connection with the origination and acquisition of lease financing receivables under the Company's Broker and Vendor programs. Such capitalized costs are written off in connection with the sales of lease financing receivables and taken into consideration in the determination of the gain on sale of such leases. At June 30, 1998, the Company had outstanding $105,000 of initial direct costs which had been incurred and capitalized in connection with the funding of lease financing receivables.

       In connection with the acquisition of Nexsoft in April 1998, the purchase price was allocated to the net assets acquired and to purchased in-process research and development (R&D). In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $2.6 million of the acquisition cost has been expensed during the six months ended June 30, 1998.

       During the six months ended June 30, 1998, the Company incurred approximately $1.5 million in connection with the relocation of its operations center from Jupiter, Florida to Houston, Texas. No such charges were incurred during the six months ended June 30, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

       Gain on sale of receivables increased $4.6 million or 88% from $5.1 million for the three months ended June 30, 1997, to $9.7 million for the three months ended June 30, 1998. Such increase is primarily related to a 52% increase in lease receivables sold through securitization transactions. Additionally, the average base rate used to discount the future cash flows of the lease receivables sold decreased from the 1997 period to the 1998 period, thus resulting in increased gains upon sale. Furthermore, the Company entered into an agreement in the first quarter of 1998 to sell certain leases originated under its Private Label program which does not require the Company to retain a significant interest in the Trust which the leases are transferred to thereby increasing the gain realized by the Company upon sale.

       Interest income decreased $.9 million, or 32%, from $2.8 million for the three months ended June 30, 1997 to $1.9 million for the three months ended June 30, 1998. The decrease was primarily related to a 48% or $1.1 million decrease in interest recognized on lease financing receivables, partially offset by a $.2 million or 55% increase in interest income recognized on trust certificates, servicing assets and a marketable security retained in securitization transactions. The decrease in interest income recognized on lease financing receivables is due in large part to the creation of the Securitized Facilities which have allowed the Company to sell receivables on an ongoing basis. Because of this capability, the weighted average balance of lease receivables outstanding during the three months ended June 30, 1998 declined by 25% as compared to the weighted average balance of lease receivables outstanding during the three months ended June 30, 1997.

       Servicing income increased $877,000, or 141%, from $624,000 for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998. Such increase was primarily attributable to a 166% increase in the weighted average balance of lease receivables serviced pursuant to the Company's securitization program.

       Other income increased $1.5 million or 144%, from $1.0 million for the three months ended June 30, 1997, to $2.5 million for the three months ended June 30, 1998. The increase is primarily attributable to brokerage fees received on transactions brokered or discounted to third parties rather than being sold through the Company's securitization program. Additionally, documentation fees and other fees collected in connection with the origination and administration of the leases has increased due to the overall expansion of the Company's business.

       Salaries and benefits increased $3.2 million, or 171%, from $1.9 million for the three months ended June 30, 1997 to $5.1 million for the three months ended June 30, 1998. Such increase is primarily related to a 145% increase in the number of people employed by the Company from June 30, 1997 to June 30, 1998. The increase in the number of employees is directly related to the acquisitions from July 1997 through June 1998.

       Provision for credit losses increased $530,000 or 144% from $369,000 for the three months ended June 30, 1997 to $899,000 for the three months ended June 30, 1998. The increase is primarily due to a 164% increase in lease receivables funded through the Company's Broker and Vendor programs during the three months ended June 30, 1998 as compared to the comparable period of 1997.

       Depreciation and amortization increased 302% or $607,000, from $201,000 for the three months ended June 30, 1997, to $808,000 for the three months ended June 30, 1998. Such increase was primarily attributable to a 114% increase in goodwill and other intangible assets, and a 94% increase in fixed assets. Such increases are the result of the acquisitions from July 1997 through June 1998.

       Interest expense decreased $1.2 million, or 80%, from $1.5 million for the three months ended June 30, 1997 to $285,000 for the three months ended June 30, 1998. Such decrease was primarily related to an 81% decrease in the weighted average balance outstanding under the Company's warehouse credit facilities.

       Other general and administrative expenses decreased $471,000, or 18%, from $2.6 million for the three months ended June 30, 1997 to $2.1 million for the three months ended June 30, 1998. Such decrease was related to increased costs capitalized in connection with the origination and acquisition of lease financing receivables under the Company's Broker and Vendor programs. Such capitalized costs are written off in connection with the sales of lease financing receivables and taken into consideration in the determination of the gain on sale of such leases. At June 30, 1998, the Company had outstanding $105,000 of initial direct costs which had been incurred and capitalized in connection with the funding of lease financing receivables.

       In connection with the acquisition of Nexsoft in April 1998 the purchase price was allocated to the net assets acquired and to purchased in-process research and development (R&D). In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $2.6 million of the acquisition cost has been expensed during the three months ended June 30, 1998.

       During the three months ended June 30, 1998, the Company incurred approximately $626,000 in connection with the relocation of its operations center from Jupiter, Florida to Houston, Texas. No such charges were incurred during the three months ended June 30, 1997.

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

    The Company utilizes warehouse credit facilities, securitized warehouse facilities and a securitized funding facility to fund the acquisition and origination of leases that satisfy the eligibility requirements established pursuant to each facility. The Company's warehouse and funding facilities provide the Company with advance rates that generally do not require the Company to utilize its capital during the period that lease receivables are financed under such facilities. The liquidity provided under each warehouse facility is interim in nature and lease receivables funded thereunder are generally refinanced or resold through the Company's public securitization program within nine to twelve months.

    The Company believes that existing cash and investment balances, cash flow from its operations, the net proceeds from future securitization transactions and amounts available under its warehouse and funding facilities will be sufficient to fund the Company's operations for the foreseeable future.

Warehouse Credit Facility

    At June 30, 1998, the Company had a warehouse credit facility, borrowings under which are treated as debt for financial reporting purposes, with available borrowing capacity of $50 million. No borrowings were outstanding under this facility at June 30, 1998.

Securitized Warehouse and Funding Facilities

    The Company also maintained three securitized warehouse facilities (the "Securitized Warehouse Facilities") and one securitized funding facility (the "Securitized Funding Facility" and together with the Securitized Warehouse Facilities, the "Securitized Facilities") with an aggregate funding capacity of $500 million as of June 30, 1998. These facilities allow the Company to transfer and sell equipment lease receivables to a trust. Each trust issues two certificates of beneficial interest: a senior certificate, which is owned by an unrelated third party, and a Trust Certificate, which is owned by a special purpose subsidiary of the Company. The Securitized Warehouse Facilities provide for an aggregate issuance of $200 million of senior certificates through November 14, 1998 in the case of two facilities and the issuance of $150 million of senior certificates through October 30, 1998, in the case of the remaining facility. Management believes that it will be able to either extend these facilities or enter into alternate facilities with terms at least as favorable as those under its existing agreements. The equipment lease receivables included in the Securitized Warehouse Facilities may be transferred by the trusts to other trusts in which the Company has a minority interest. During the first quarter of 1998, the Company entered into the Securitized Funding Facility. This facility, which provides for the sale of certain Private Label equipment lease receivables, allows an aggregate issuance of $150 million of senior certificates through March 30, 2001.

    The Securitized Facilities provide several significant advantages to the Company, including (i) favorable interest rates and (ii) allowing the Company to transfer lease receivables to a trust on an on-going basis, including the transfer of the risks and rewards of ownership as well as the control of the underlying trust, thus enabling the Company to record the transactions as a sale at the time such receivables are transferred to the trust, rather than at the time of a public securitization transaction. This reduces the degree to which the Company's quarterly results might fluctuate due to the timing of public securitizations and provides greater flexibility with respect to the timing and size of public securitizations, thereby reducing related transaction costs. As of June 30, 1998, the senior certificate-holders' investments in the senior certificates issued by the Securitized Facilities was $409.1 million.

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

Subordinated Revolving Credit Facility

    On May 20, 1997, the Company entered into a $5.0 million subordinated revolving credit facility with an affiliate, with the commitment level thereunder decreasing by $1.0 million per year. Advances under the facility bear interest at 11.00% per annum. As of June 30, 1998, no advances were outstanding under such facility.

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

Pending Acquisition

    On June 10, 1998, the Company announced the proposed merger with Oliver-Allen Corporation ("Oliver-Allen"), a private leasing company that specializes in leasing and remarketing Information Technology equipment. Oliver-Allen, established in 1973, is headquartered in Larkspur, CA and has offices in Laguna Beach and Minnetonka, MN. The total transaction is valued at $95 million with consideration solely consisting of First Sierra common stock and the conversion of an Oliver Allen stock option into an option to acquire the Company's stock under equivalent terms. At December 31, 1997, Oliver-Allen had total assets of approximately $176 million. The Company will issue the equivalent of approximately 3.2 million shares in stock and options to acquire 790,000 shares of the Company's stock. It is expected that the transaction will be accounted for as a pooling of interests. The transaction is expected to be completed in the third quarter of 1998, subject to approval by the Company's shareholders as well as other customary closing conditions. For additional information regarding the Company's proposed merger with Oliver-Allen, reference is made to the Company's Proxy Statement dated July 28, 1998 as filed with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(c) On June 18, 1998, the Company sold 53,707 shares of Common Stock in exchange and in consideration for all outstanding stock of TFS.

     On June 18, 1998, the Company sold 6,060 shares of Common Stock in exchange and in consideration for all outstanding stock of 21st Century.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of First Sierra Financial, Inc. was held on April 30, 1998.

(b) The individuals specified in (c) below were elected as directors at the meeting and the terms of office of Norman J. Metcalfe, Thomas J. Depping and David L. Salomon as directors continued after the meeting.

(c) Set forth below is the tabulation of the votes with respect to the election of Class I Directors.

                                                                        Withhold
            Director                              For                   Authority
            --------                              ---                   ---------
       Richard J. Campo                       11,074,937                  5,300
       David C. Shindeldecker                 11,074,937                  5,300

    Set forth below is the tabulation of the votes on approval of an amendment to the Company's 1997 Stock Option Plan increasing the number of shares of common stock authorized for issuance thereunder by 700,000 shares to a total of 2,500,000.

                                                                               Broker
               For                 Against               Abstain              Nonvotes
               ---                 -------               -------              --------
            8,087,003             1,085,133               11,000              1,897,101

ITEM 5. OTHER INFORMATION

    In connection with the acquisition of Nexsoft, Inc. on April 13, 1998, David Pederson, the former president of Nexsoft, was named Chief Information Officer and an Executive Vice President of the Company.

    On May 29, 1998, the Company announced the hiring of Michael Sabel as Executive Vice President, Global Mergers and Acquisitions. Mr. Sabel will also serve as president of First Sierra International. Mr. Sabel had previously been a managing director with Friedman, Billings, Ramsey & Co. Inc., the Company's principal investment banker.

    Effective April 30, 1998, Robert Ted Enloe, III was elected as a director of the Company. Mr. Enloe is the managing general partner of Balquita Partners, Ltd., a real estate and securities investment partnership. From 1975 to August 1986 he served as President, and from April 1992 to August 1996 as Chief Executive Officer, of Liberte Investors. He was President of L&N Housing Corp. from 1981 to April 1992 and a director of that entity from 1981 to 1996. From 1975 to September 1991, he served as President of Lomas Financial Corporation, and as a director of that company from 1970 to 1991. Mr. Enloe also serves as a director of Compaq Computer Corp., Leggett & Platt, Inc., SIXX Holdings, Inc. and Liberte Investors, Inc.

    On June 10, 1998, the Company announced the proposed merger with Oliver-Allen. For additional information regarding the Company's proposed merger with Oliver-Allen, reference is made to the Company's Proxy Statement dated July 28, 1998 as filed with the Securities and Exchange Commission and included as an exhibit to this Form 10-Q.

    In July 1998, the Company closed its previously announced merger with The Republic Group, Inc., an Anaheim, CA-based private company that originates leases of equipment for small businesses in a broad range of industries. For additional information regarding the Company's merger with The Republic Group, Inc., reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on August 10, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          27.1        --  Financial Data Schedule for the six months ended
                          June 30, 1998
          27.2        --  Restated Financial Data Schedule for the six months
                          ended June 30, 1997
          99          --  Proxy Statement dated July 28, 1998, as filed with
                          the Securities and Exchange Commission, incorporated herein by reference

(b) Reports on Form 8-K

    No reports on Form 8-K were required to be filed during the quarter ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      SIGNATURE                              TITLE                               DATE
------------------------          -------------------------------           ---------------
/s/ SANDY B. HO                   Executive Vice President                  August 13, 1998
------------------------            and Chief-Financial Officer
   (Sandy B. Ho)                    (principal financial officer)

/s/ CRAIG M. SPENCER              Senior Vice President and                 August 13, 1998
------------------------            Chief Accounting Officer
   (Craig M. Spencer)               (principal accounting officer)

                                INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------      -------------------------------------------------------
          27.1        --  Financial Data Schedule for the six months ended
                          June 30, 1998
          27.2        --  Restated Financial Data Schedule for the six months
                          ended June 30, 1997
          99          --  Proxy Statement dated July 28, 1998, as filed with
                          the Securities and Exchange Commission, incorporated
                          herein by reference