Form 10-Q
period 1998-09-30
FIRST SIERRA FINANCIAL INC
filed 1998-11-17
CIK 1034812

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

  (MARK
    ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                        OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          FOR THE TRANSITION PERIOD FROM
                                        TO
                    COMMISSION FILE NUMBER: 0-22525

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, at November 11, 1998 was 14,223,915.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                               (RESTATED)     (UNAUDITED)
Lease financing receivables, net............................    $27,202        $176,220
Cash and cash equivalents...................................     14,415          28,354
Other receivables...........................................      4,087           8,717
Investment in trust certificates............................     12,512           9,144
Marketable security.........................................      4,223           3,147
Goodwill and other intangible assets, net...................     20,162          36,400
Furniture and equipment, net................................      5,761           9,079
Other assets................................................      3,846           4,226
                                                                -------        --------
          Total assets......................................    $92,208        $275,287
                                                                =======        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Securitized funding facilities............................    $    --        $126,443
  Other debt................................................     14,119          23,836
  Subordinated notes payable................................      6,000           1,000
Other liabilities:
  Accounts payable and accrued liabilities..................     13,387          18,390
  Holdback reserve payable..................................     11,334          15,008
  Income taxes payable......................................      4,790           1,987
                                                                -------        --------
          Total liabilities.................................     49,630         186,664
                                                                -------        --------
Redeemable preferred stock..................................      2,640             469
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 10,992,200 and 14,223,915 shares issued and
     outstanding, respectively..............................        110             142
  Additional paid-in capital................................     27,543          76,047
  Retained earnings.........................................     12,285          11,794
  Other comprehensive income................................         --             171
                                                                -------        --------
          Total stockholders' equity........................     39,938          88,154
                                                                -------        --------
          Total liabilities and stockholders' equity........    $92,208        $275,287
                                                                =======        ========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                       --------------------   --------------------
                                                          1997       1998        1997       1998
                                                       ----------   -------   ----------   -------
                                                       (RESTATED)             (RESTATED)
Gain on sale of lease financing receivables through
  securitization transactions........................   $ 5,775     $    --    $12,625     $16,291
Gains from direct sales of lease financing
  receivables........................................     3,420       5,217      9,451      14,535
Interest income......................................     2,555       4,862      7,711       8,477
Servicing income.....................................       892         785      2,049       3,493
Other income.........................................     1,723       1,136      2,768       2,991
                                                        -------     -------    -------     -------
          Total revenues.............................    14,365      12,000     34,604      45,787
                                                        -------     -------    -------     -------
Salaries and benefits................................     4,600       8,578      9,907      21,363
Provision for credit losses on lease financing
  receivables and investment in trust certificates...       761       3,148      1,450       4,785
Depreciation and amortization........................       481       1,087        913       2,787
Interest expense.....................................     1,298       1,411      4,412       2,223
Other general and administrative.....................     2,899       4,389      7,298       9,794
Research and development costs of acquired
  companies..........................................        --          --         --       2,550
Merger and acquisition expenses......................        --       1,529         --       1,614
Relocation of operations center......................        --           9         --       1,520
                                                        -------     -------    -------     -------
          Total expenses.............................    10,039      20,151     23,980      46,636
                                                        -------     -------    -------     -------
Income (loss) before provision (benefit) for income
  taxes..............................................     4,326      (8,151)    10,624        (849)
Provision (benefit) for income taxes.................     1,564      (3,201)     3,638        (334)
                                                        -------     -------    -------     -------
Net income (loss)....................................   $ 2,762     $(4,950)   $ 6,986     $  (515)
                                                        =======     =======    =======     =======
Earnings (loss) per common share, basic..............   $  0.26     $ (0.35)   $  0.77     $ (0.04)
                                                        =======     =======    =======     =======
Earnings (loss) per common share, diluted............   $  0.24     $ (0.35)   $  0.72     $ (0.04)
                                                        =======     =======    =======     =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           FOR THE THREE       FOR THE NINE
                                                           MONTHS ENDED        MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------    ---------------
                                                          1997      1998       1997     1998
                                                         ------    -------    ------    -----
Net income (loss)......................................  $2,762    $(4,950)   $6,986    $(515)
Other comprehensive income:
  Foreign currency translation adjustment, net of
     tax...............................................      --        171        --      171
                                                         ------    -------    ------    -----
Comprehensive income (loss)............................  $2,762    $(4,779)   $6,986    $(344)
                                                         ======    =======    ======    =====

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     COMMON STOCK
                                  -------------------   ADDITIONAL                  OTHER           TOTAL
                                    NUMBER               PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                  OF SHARES    AMOUNT    CAPITAL     EARNINGS      INCOME          EQUITY
                                  ----------   ------   ----------   --------   -------------   -------------
Balance, December 31, 1997
  (restated)....................  10,992,200    $110     $27,543     $12,285        $ --           $39,938
  Net loss......................          --      --          --        (515)         --              (515)
  Foreign currency translation
     adjustment.................          --      --          --          --         171               171
  Preferred stock dividends.....          --      --          --         (48)         --               (48)
  Public offering of common
     stock......................   2,567,084      26      39,644          --          --            39,670
  Distribution to stockholders
     (Note 3)...................          --      --          --        (255)         --              (255)
  Issuance of common stock in
     exchange for preferred
     stock......................     255,123       3       2,168          --          --             2,171
  Issuance of common stock for
     business combinations......     372,670       3       6,397         327          --             6,727
  Exercise of options to
     purchase common stock......      36,838      --         295          --          --               295
                                  ----------    ----     -------     -------        ----           -------
Balance, September 30, 1998.....  14,223,915    $142     $76,047     $11,794        $171           $88,154
                                  ==========    ====     =======     =======        ====           =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE
                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 1997        1998
                                                              ----------   ---------
                                                              (RESTATED)
Cash flows from operations:
  Net income (loss).........................................  $   6,986    $    (515)
  Reconciliation of net income (loss) to cash provided by
     operations --
     Depreciation and amortization..........................        913        2,787
     Provision for credit losses on lease financing
      receivables and investment in trust certificates......      1,450        4,785
     Gain on sale of lease financing receivables............    (22,076)     (30,826)
     Research and development costs of acquired companies...         --        2,550
     Merger and acquisition expenses........................         --        1,529
     Funding of lease financing receivables.................   (252,751)    (525,801)
     Principal payments received on lease financing
      receivables, marketable security and trust
      certificates..........................................      8,373       16,513
     Proceeds from sales of lease financing receivables, net
      of trust certificates retained........................    322,271      408,606
     Borrowings (repayments) of warehouse credit facilities,
      net of repayments (borrowings)........................    (75,942)     119,591
     Accumulated translation adjustment.....................         --          171
     Changes in assets and liabilities, net of effects from
      acquisitions:
       Increase in other receivables........................       (480)      (4,706)
       Decrease in other assets.............................      5,733        1,582
       Increase in accounts payable and accrued
        liabilities.........................................      1,029        3,665
       Increase in holdback reserve payable.................      4,483        3,674
       Increase (decrease) in income taxes payable..........      3,515       (3,604)
                                                              ---------    ---------
          Net cash provided by operations...................      3,504            1
                                                              ---------    ---------
Cash flows from investing activities:
  Additions to furniture and equipment......................     (1,961)      (5,811)
  Cash used in acquisitions, net of cash acquired...........     (4,627)     (14,961)
                                                              ---------    ---------
          Net cash used in investing activities.............     (6,588)     (20,772)
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock and exercise of
     options and convertible warrants.......................     16,208       39,965
  Repayment of subordinated notes payable...................     (9,000)      (5,000)
  Distribution to stockholders..............................       (614)        (255)
                                                              ---------    ---------
          Net cash provided by financing activities.........      6,594       34,710
                                                              ---------    ---------
Net increase in cash and cash equivalents...................      3,510       13,939
Cash and cash equivalents at beginning of period............      3,866       14,415
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $   7,376    $  28,354
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................  $      27    $   2,727
                                                              =========    =========
  Interest paid.............................................  $   4,448    $     754
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     First Sierra Financial, Inc. ("First Sierra" or the "Company") is a specialized finance company that was formed in June 1994 to acquire and originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, computer software, medical, dental and diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial, as well as specialty vehicles. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $22,000 from inception through September 30, 1998). The Company initially funds the acquisition or origination of its leases through its securitized funding facilities and, upon achieving a sufficient portfolio size, issues notes in the public and private markets, principally through public securitization transactions.

     In the third quarter of 1998, the Company announced that it had made a strategic decision to retain leases orginated and acquired as long-term investments rather than selling such leases through securitization transactions. As discussed further in Note 6, the Company modified the structure of its securitized funding facilities such that they would be considered debt under generally accepted accounting principles. The cash flows available to the Company, which are generally based on the advance rates and discount rates set forth in the agreements, were unaffected by the modifications to the agreements. The primary effect from this move to emphasize portfolio lending will be a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables.

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

     In February and March 1998, the Company sold an aggregate amount of 2,567,084 shares of its Common Stock, including the exercise of the underwriters' over-allotment option, in a secondary public offering raising net proceeds to the Company of approximately $39.7 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $5.0 million of the net proceeds were used to repay the outstanding balance under the Subordinated Revolving Credit Facility, while the remaining funds have been or will be used for other general corporate purposes, including acquisitions and the repayment of other borrowings of the Company.

     Since inception, the Company's underwriting, customer service and collection staff had been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas. The relocation was commenced in late 1997 and completed in the first half of 1998. The Company incurred approximately $1.5 million, or $0.07 per diluted share, of expenses in the nine months ended September 30, 1998, related to the relocation.

2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited restated financial statements and notes thereto included in the Company's Form 8-K filing dated July 16, 1998. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year. As discussed further in Note 3, the Company consummated mergers with Independent Capital Corporation ("ICC"), Integrated Lease Management, Inc. ("ILM") and The Republic Group, Inc. ("Republic") during the nine months ended September 30, 1998 which were accounted for as poolings of interests. The accompanying financial statements have been restated to include the financial position and results of operations of these merged companies for all periods presented. The separate results of First Sierra and each of these companies is set forth in the following table (in thousands):

                                        FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                        --------------------      --------------------
                                         1997         1998         1997         1998
                                        -------      -------      -------      -------
Revenues
  First Sierra........................  $10,347      $12,000      $23,697      $37,860
  ICC.................................      862           --        2,527          664
  ILM.................................      951           --        2,436          899
  Republic............................    2,205           --        5,944        6,364
                                        -------      -------      -------      -------
     Restated revenues................  $14,365      $12,000      $34,604      $45,787
                                        =======      =======      =======      =======
Net income (loss)
  First Sierra........................  $ 2,269      $(4,950)     $ 5,294      $  (808)
  ICC.................................      257           --          706          176
  ILM.................................       75           --          130          106
  Republic............................      161           --          856           11
                                        -------      -------      -------      -------
     Restated net income (loss).......  $ 2,762      $(4,950)     $ 6,986      $  (515)
                                        =======      =======      =======      =======

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997 and prior periods have been restated to reflect the provisions of the new standard. Diluted earnings (loss) per share for the three and nine month periods ended September 30, 1998 do not consider the exercise or conversion of any potentially dilutive securities as they would have been anti-dilutive for such periods.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     Following is a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month and the nine month periods ended September 30, 1997 and 1998 (in thousands, except share and per share amounts):

                                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                    -------------------------   ------------------------
                                       1997          1998          1997         1998
                                    -----------   -----------   ----------   -----------
Earnings (loss) per common share,
  basic --
  Net income (loss)...............  $     2,762   $    (4,950)  $    6,986   $      (515)
  Preferred stock dividends.......           39             8          117            48
                                    -----------   -----------   ----------   -----------
  Net income (loss) available to
     common stockholders..........  $     2,723   $    (4,958)  $    6,869   $      (563)
                                    ===========   ===========   ==========   ===========
  Weighted average shares
     outstanding..................   10,570,851    13,978,645    8,957,661    13,396,021
                                    ===========   ===========   ==========   ===========
  Earnings (loss) per common
     share, basic.................  $      0.26   $     (0.35)  $     0.77   $     (0.04)
                                    ===========   ===========   ==========   ===========
Earnings (loss) per common share,
  diluted --
  Net income (loss)...............  $     2,762   $    (4,950)  $    6,986   $      (515)
                                    ===========   ===========   ==========   ===========
  Weighted average shares
     outstanding..................   10,570,851    13,978,645    8,957,661    13,396,021
  Dilutive securities --
     Options......................      491,098            --      178,868            --
     Warrants.....................           --            --      104,601            --
     Redeemable preferred stock...      429,742            --      429,742            --
                                    -----------   -----------   ----------   -----------
  Weighted average shares
     outstanding, diluted.........   11,491,691    13,978,645    9,670,872    13,396,021
                                    ===========   ===========   ==========   ===========
  Earnings (loss) per common
     share, diluted...............  $      0.24   $     (0.35)  $     0.72   $     (0.04)
                                    ===========   ===========   ==========   ===========

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The only component of comprehensive income other than net income was foreign currency translation adjustments which commenced with the acquisition of the Company's first foreign subsidiary in July 1998 (see Note 3).

  Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments, net of

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES related deferred taxes, are reflected as other comprehensive income in the stockholders' equity section of the Company's balance sheet and accordingly, have no impact on net income or loss.

  Recent Accounting Pronouncement

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, however the Statement could increase volatility in earnings and other comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but companies may adopt it on a going-forward basis as of the start of any fiscal quarter beginning on or after June 16, 1998. SFAS No. 133 cannot be applied retroactively. It must be applied to (a) derivative financial instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and at the Company's election, before January 1, 1998).

  Exposure to Credit Losses

     The Company provides an allowance for credit losses for owned leases which are considered impaired. Estimated losses on leases that are considered impaired and have been sold through the Company's securitization program are taken into consideration in the valuation of the Company's investment in Trust Certificates retained in securitization transactions. During the quarter ended September 30, 1998, the provision recorded by the Company includes $2 million related to the investment in Trust Certificates.

     The following table sets forth certain information as of December 31, 1997, and September 30, 1998, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                               AS OF DECEMBER 31, 1997 (1)      AS OF SEPTEMBER 30, 1998(1)
                              ------------------------------   ------------------------------
                              PRIVATE    BROKER/               PRIVATE    BROKER/
                               LABEL      VENDOR     TOTAL      LABEL      VENDOR     TOTAL
                              --------   --------   --------   --------   --------   --------
Gross leases outstanding....  $422,290   $189,068   $611,358   $538,278   $398,039   $936,317
31 -- 60 days past due......      1.86%      1.90%      1.87%      1.50%      1.26%      1.40%
61 -- 90 days past due......      0.60%      0.50%      0.57%      0.39%      0.57%      0.47%
Over 90 days past due.......      0.38%      0.36%      0.37%      0.37%      1.00%      0.63%
                              --------   --------   --------   --------   --------   --------
          Total past due....      2.84%      2.76%      2.81%      2.26%      2.83%      2.50%
                              ========   ========   ========   ========   ========   ========

---------------

(1) The Broker/Vendor amounts include and the Private Label amounts do not include, approximately $14.9 million and $9.1 million as of December 31, 1997 and September 30, 1998, respectively, which were purchased by the Company pursuant to its Private Label program from Lease Pro, Inc. and Heritage Credit Services, Inc. Such companies were formerly Private Label sources until their acquisition by the Company in February 1997 and May 1997, respectively.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     The following table sets forth the Company's allowance for credit losses for its Private Label program and its Broker and Vendor programs for the nine months ended September 30, 1997 and 1998 (in thousands):

                                                             PRIVATE   BROKER /
                                                              LABEL     VENDOR    TOTAL
                                                             -------   --------   ------
Balance at December 31, 1996...............................   $314     $   783    $1,097
Provision for credit losses................................    209       1,241     1,450
Charge-offs, net of recoveries.............................    (99)        (73)     (172)
Reduction of allowance for leases sold (1).................   (385)     (1,545)   (1,930)
Additional allowance related to leases acquired through
  business combinations....................................     --         841       841
                                                              ----     -------    ------
Balance at September 30, 1997..............................   $ 39     $ 1,247    $1,286
                                                              ====     =======    ======
Balance at December 31, 1997...............................   $ 36     $   945    $  981
Provision for credit losses................................     70       2,715     2,785
Charge-offs, net of recoveries on leases acquired or
  originated by the Company................................    (24)       (112)     (136)
Reduction of allowance for leases sold (1).................    (41)     (1,512)   (1,553)
Additional allowance related to leases acquired through
  business combinations....................................     --       1,130     1,130
Recoveries, net of charge-offs, on leases acquired through
  business combinations....................................     --          92        92
                                                              ----     -------    ------
Balance at September 30, 1998..............................   $ 41     $ 3,258    $3,299
                                                              ====     =======    ======

---------------

(1) In connection with the sales of leases, the Company reduces the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold, as previously evidenced by the allowance for credit losses, are taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any.

     The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1997 and September 30, 1998 (dollars in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Leases outstanding under the Private Label program(1).......    $331,219       $439,626
                                                                ========       ========
Recourse to Sources available...............................    $ 33,351       $ 46,707
Holdback reserves outstanding...............................      11,334         15,008
                                                                --------       --------
          Total recourse and holdback reserves available....    $ 44,685       $ 61,715
Ratio of recourse and holdback reserves outstanding to total
  Leases outstanding under the Private Label program(2).....       13.49%         14.04%
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

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     The following table sets forth the experience of the Company with respect to leases acquired for the periods indicated (dollars in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Average balance of leases acquired outstanding during the
  period(1)(2)..............................................  $300,310   $612,271
                                                              ========   ========
Net loss experienced on leases acquired(1)
  Private label program.....................................        99        296
  Broker and vendor programs................................        74      1,925
                                                              --------   --------
          Total.............................................  $    173   $  2,221
                                                              ========   ========
Net default ratio...........................................      0.06%      0.36%
                                                              ========   ========

---------------

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

     In March 1998, the Company acquired Integrated Lease Management, Inc. ("ILM"). ILM is based in San Jose, California and specializes in independent lease origination and consulting services in the technology marketplace.

     In April 1998, the Company acquired OMNI Leasing, Inc. ("OMNI"). OMNI is located in Hatfield, Pennsylvania and is active in the arbor, landscaping, trucking, sanitation and automotive industries in the greater Pennsylvania area.

     Also in April 1998, the Company acquired Vendor Leasing, Inc. ("Vendor Leasing"). Vendor Leasing is located in Roswell, Georgia and provides the Company with greater penetration in the eastern United States.

     The Company also acquired Nexsoft, Inc. ("Nexsoft") of Denver, Colorado in April 1998. Nexsoft is a software development firm specializing in software for the equipment leasing industry.

     In June 1998, the Company announced that it had acquired TFS, Inc. dba The Money Source, a Redmond, Washington-based small ticket equipment leasing company.

     Also in June 1998, the Company announced that it had acquired 21(st) Century Credit Leasing Services, Inc. ("21(st) Century"). 21(st) Century is located in Naples, Florida and will be operated as a satellite office of the Company's Ft. Lauderdale office.

     In July 1998, the Company completed its merger with The Republic Group, Inc., an Anaheim, California-based private company that originates leases of equipment for small businesses in a broad range of industries. The Republic Group, Inc. has a specialization in small business-direct telemarketing and a well-developed sales recruiting and training program. Consideration for the transaction consisted of the issuance of approximately 1.1 million shares of the Company's common stock. For additional information regarding the Company's merger with The Republic Group, Inc., reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on August 10, 1998.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

     In July 1998, the Company announced that it had acquired Suffolk Street Group, PLC ("Suffolk") of Devon, England. The acquisition of Suffolk provided the Company with its entry into the European leasing market.

     In August 1998, the Company announced the acquisition of Booker Montague Leasing Limited ("Booker Montague") in Manchester, England. Booker Montague specializes in the leasing of computers, telecommunications systems and other office equipment.

     In September 1998, the Company announced that it had mutually agreed to terminate its proposed merger with the Oliver-Allen Corporation ("Oliver-Allen") previously announced in June 1998.

     The OMNI, Nexsoft, Suffolk and Booker Montague acquisitions were accounted for using the purchase method of accounting while the ILM, ICC, Vendor Leasing, Money Source, 21(st) Century and Republic acquisitions were accounted for as poolings of interests. The consolidated financial statements for the periods presented have been restated to include the accounts of all material acquisitions accounted for as poolings of interests. The merger and acquisition expenses reflected on the consolidated statement of operations represent costs incurred in connection with the acquisitions of the companies noted above which were accounted for as poolings of interests. Additionally, merger and acquisition expenses include approximately $576,000 incurred in connection with the terminated merger with Oliver-Allen. Distributions to stockholders reflected on the Consolidated Statement of Stockholders' Equity represent distributions to stockholders of the acquired companies for taxes due.

     In connection with the acquisition of Nexsoft, the purchase price was allocated to the net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $2.6 million of the acquisition cost was expensed during the quarter ended June 30, 1998.

4. LEASE FINANCING RECEIVABLES

     As discussed in Note 1, the Company announced that effective July 1, 1998, it has begun retaining its lease receivables originated as investments rather than selling such receivables and recognizing gains upon such sales. The Company's lease financing receivable balance at December 31, 1997 and September 30, 1998, consists of the following (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Minimum lease payments......................................    $29,962        $213,471
Estimated unguaranteed residual value.......................      4,408           6,457
Initial direct costs........................................        131           2,162
Unearned income.............................................     (6,318)        (42,571)
Allowance for credit losses.................................       (981)         (3,299)
                                                                -------        --------
          Lease financing receivables, net..................    $27,202        $176,220
                                                                =======        ========

     Certain subsidiaries of the Company which have been accounted for as poolings of interests, as well as the Company itself, may from time to time broker or discount individual leases or pools of leases to third parties on a non-recourse or partial recourse basis. The statement of operations, which has been restated to include the results of operations of all material subsidiaries accounted for as poolings of interests, include revenues from such direct sales of leases to third parties of approximately $3.4 million and $5.2 million during the three months ended September 30, 1997 and 1998, respectively, and approximately $9.5 million and $14.5 million during the nine months ended September 30, 1997 and 1998, respectively.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

5. DEBT

     Debt consisted of the following as of December 31, 1997 and September 30, 1998 (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Securitized funding facilities:
  First Union National Bank.................................    $    --        $ 45,688
  Market Street Funding Corporation.........................         --          41,613
  Prudential Securities Credit Corporation..................         --          39,142
                                                                -------        --------
     Total securitized funding facilities...................         --         126,443
                                                                -------        --------
Other debt:
  Feather River State Bank..................................     12,468           2,316
  Other.....................................................      1,651          21,520
                                                                -------        --------
     Total other debt.......................................     14,119          23,836
                                                                -------        --------
Subordinated notes payable..................................      6,000           1,000
                                                                -------        --------
                                                                $20,119        $151,279
                                                                =======        ========

     As of September 30, 1998, the Company maintained five securitized funding facilities (the "Securitized Funding Facilities") with an aggregate funding capacity of $625 million. As of September 30, 1998, $111.7 million was available under these facilities. Three of the five facilities are nonrecourse in nature whereby in the event of a default by the lessee, the lender has recourse against the lessee, and the equipment serving as collateral, but not against the Company.

     Through June 30, 1998, four of the Securitized Funding Facilities were structured such that advances thereunder were considered sales under generally accepted accounting principles. Effective July 1, 1998, concurrent with the Company's strategic decision to retain its lease receivables originated as long-term investments, the Company modified the structure of the Securitized Funding Facilities such that they would be considered debt under generally accepted accounting principles. The cash flows available to the Company, which are generally based on the advance rates and discount rates set forth in the agreements, were unaffected by the modifications to the agreements.

6. SUBSEQUENT EVENT

     In October 1998, the Company announced the acquisition of Titan Finance Limited ("Titan") of Sidcup, England. The acquisition of the Titan further expands the Company's presence in the UK small ticket leasing market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

     Prior to the third quarter of 1998, the Company sold substantially all lease receivables originated through its Securitized Funding Facilities, as defined below, and public securitization transactions and recognized gains upon such sales in its statements of operations. In the third quarter of 1998, the Company announced that it has begun retaining its lease receivables originated as investments which will result in the recognition of interest income over the life of the related assets. Accordingly, the Company did not recognize any gains on sales of lease financing receivables through securitization transactions during the third quarter of 1998. The increase of $3.7 million in gain on sale of lease financing receivables through securitization transactions for the nine months ended September 30, 1998 over that recorded in the comparable period of 1997 relates to increased sales of for the six months ended June 30, 1998 over the nine months ended September 30, 1997.

     Gains from direct sales of lease financing receivables increased $5.1 million or 54% from $9.5 million for the nine months ended September 30, 1997 to $14.5 million for the nine months ended September 30, 1998. The increase is directly related to increased originations from businesses acquired whose primary source of revenue has been from brokering or discounting transactions to third parties.

     Interest income increased $0.8 million, or 10%, from $7.7 million for the nine months ended September 30, 1997 to $8.5 million for the nine months ended September 30, 1998. The increase was primarily related to increased income recognized on the Company's investments in trust certificates and short-term investments, partially offset by a decrease in the weighted average balance of lease receivables owned during the period. While the Company began retaining leases as long-term investments beginning in the third quarter of 1998, the weighted average balance of leases owned during the nine month period ended September 30, 1998 was 39% less than the comparable period of 1997. During 1997, the Company generally retained leases on its balance sheet for longer periods of time prior to their sale into the Securitized Funding Facilities, than it did in 1998 prior to electing to retain leases for long-term investment purposes. Additionally, the weighted average yield realized on lease financing receivables increased 7% during the nine months ended September 30, 1998 from that realized in the comparable period of 1997.

     Servicing income increased $1.4 million, or 71%, from $2.1 million for the nine months ended September 30, 1997, to $3.5 million for the nine months ended September 30, 1998. Such increase was primarily attributable to a 134% increase in the weighted average balance of lease receivables serviced pursuant to the Company's securitization program, partially offset by a decrease in the ratio of late fees collected to total assets owned and serviced. The ratio of late fees collected to total assets owned and serviced decreased as a result of decreased delinquencies in the portfolio of owned and serviced leases.

     Other income increased $0.2 million or 8%, from $2.8 million for the nine months ended September 30, 1997, to $3.0 million for the nine months ended September 30, 1998. The increase is primarily attributable to documentation fees and other fees collected in connection with the origination and administration of the leases has increased due to the overall expansion of the Company's business.

     Salaries and benefits increased $11.5 million, or 116%, from $9.9 million for the nine months ended September 30, 1997 to $21.4 million for the nine months ended September 30, 1998. Such increase is primarily related to a 117% increase in the number of people employed by the Company from September 30, 1997 to September 30, 1998. The increase in the number of employees is directly related to the acquisitions of leasing companies and the increased originations under the Company's Vendor program, which is higher yielding, yet more labor intensive, than the Company's Private Label program.

     Provision for credit losses increased $3.3 million or 230% from $1.5 million for the nine months ended September 30, 1997 to $4.8 million for the nine months ended September 30, 1998. The increase is primarily due to a $2 million provision to reduce the carrying value of the Company's investment in trust certificates and a 59% increase in lease receivables funded during the nine months ended September 30, 1998 as compared to the comparable period of 1997.

     Depreciation and amortization increased $1.9 million or 206% from $.9 million for the nine months ended September 30, 1997, to $2.8 million for the nine months ended September 30, 1998. Such increase was primarily attributable to a 108% increase in goodwill and other intangible assets from September 1997 to September 1998, as well as the amortization of goodwill on five businesses acquired from May 1997 through September 1997 for a full nine months in fiscal 1998 as opposed to partial periods during fiscal 1997. Additionally, the Company experienced a 147% increase in fixed assets from September 1997 to September 1998 as a result of its acquisitions of leasing companies and the overall expansion of the Company's business.

     Interest expense decreased $2.2 million, or 50%, from $4.4 million for the nine months ended September 30, 1997 to $2.2 million for the nine months ended September 30, 1998. Such decrease was primarily related to the Company's policy of selling receivables through the Securitized Funding Facilities from March 1997 through June 1998. This resulted in a reduction in the balances outstanding under such facilities of 61% from 1997 to 1998 and a corresponding decrease of 64% in interest expense incurred on such facilities.

     Other general and administrative expenses increased $2.5 million, or 34%, from $7.3 million for the nine months ended September 30, 1997 to $9.8 million for the nine months ended September 30, 1998. Such increase was attributable to the general expansion of the Company's business and the acquisitions referred to above.

     In connection with the acquisition of Nexsoft in April 1998, the purchase price was allocated to the net assets acquired and to purchased in-process research and development (R&D). In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $2.6 million of the acquisition cost has been expensed during the nine months ended September 30, 1998.

     During the nine months ended September 30, 1998, the Company incurred approximately $1.5 million in connection with the relocation of its operations center from Jupiter, Florida to Houston, Texas. No such charges were incurred during the nine months ended September 30, 1997.

     During the nine months ended September 30, 1998, the Company incurred approximately $1.6 million of expenses in connection with the acquisition or proposed acquisition of companies accounted for or to be accounted for as poolings of interests. Included in such costs are approximately $.6 million of expenses related to the proposed merger with the Oliver-Allen Corporation which was terminated in September 1998. No such costs were incurred during the nine month period ended September 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

     Prior to the third quarter of 1998, the Company sold substantially all lease receivables originated through its Securitized Funding Facilities and public securitization transactions and recognized gains upon such sales in its statements of operations. In the third quarter of 1998, the Company announced that it has begun retaining its lease receivables originated as investments which will result in the recognition of interest income over the life of the related assets. Accordingly, the Company did not recognize any gains on sales of lease financing receivables through securitization transactions during the third quarter of 1998.

     Gains from direct sales of lease financing receivables increased $1.8 million or 53% from $3.4 million for the three months ended September 30, 1997 to $5.2 million for the three months ended September 30, 1998. The increase is directly related to increased originations from businesses acquired whose primary source of revenue has been from brokering or discounting transactions to third parties.

     Interest income increased $2.3 million, or 90%, from $2.6 million for the three months ended September 30, 1997 to $4.9 million for the three months ended September 30, 1998. The increase was primarily related to an increase in the weighted average balance of lease receivables held during the period as a result of the Company's election in the third quarter of 1998 to begin retaining such receivables for long-term investments. Additionally, the Company realized greater interest income from its investments in trust certificates and short-term investments during the three months ended September 30, 1998 than the comparable period in 1997.

     Servicing income decreased $107,000, or 12%, from $892,000 for the three months ended September 30, 1997 to $785,000 for the three months ended September 30, 1998. Such decrease was primarily attributable to a decrease in the ratio of late fees collected to total assets owned and serviced, substantially offset by a 134% increase in the weighted average balance of lease receivables serviced pursuant to the Company's securitization program. The ratio of late fees collected to total assets owned and serviced decreased as a result of decreased delinquencies in the portfolio of owned and serviced leases.

     Other income decreased $.6 million or 34%, from $1.7 million for the three months ended September 30, 1997, to $1.1 million for the nine months ended September 30, 1998. The decrease is directly related to fees received on transactions brokered to third parties in 1997. In the 1998 period, such amounts, together with other fees received upon brokering transactions, have been included in gains on direct sales of lease financing receivables.

     Salaries and benefits increased $4.0 million, or 87%, from $4.6 million for the three months ended September 30, 1997 to $8.6 million for the three months ended September 30, 1998. Such increase is primarily related to a 117% increase in the number of people employed by the Company from September 30, 1997 to September 30, 1998. The increase in the number of employees is directly related to the acquisitions of leasing companies and the increased originations under the Company's Vendors program, which is higher yielding, yet more labor intensive than the Company's Private Label program.

     Provision for credit losses increased $2.3 million or 314% from $.8 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998. The increase is primarily due to a $2 million provision to reduce the carrying value of the Company's investment in trust certificates and a 26% increase in lease receivables funded during the three months ended September 30, 1998 as compared to the comparable period of 1997.

     Depreciation and amortization increased 126% or $.6 million, from $.5 million for the three months ended September 30, 1997, to $1.1 million for the three months ended September 30, 1998. Such increase was primarily attributable to a 108% increase in goodwill and other intangible assets, and a 147% increase in fixed assets. Such increases are the result of the acquisitions from September 1997 through September 1998.

     Interest expense increased $113,000, or 9%, from $1.3 million for the three months ended September 30, 1997 to $1.4 million for the three months ended September 30, 1998. Such increase was primarily a result of the Company's election in the third quarter of 1998 to retain receivables for investment purposes rather than selling them through the Securitized Facilities and public securitization transactions. Consequently, the Company's weighted average balance outstanding under its warehouse credit facilities increased by 32% from the quarter ended September 30, 1997 to the quarter ended September 30, 1998 which resulted in a related increase of 29% in interest expense incurred on such facilities. Such increase was partially offset by a net reduction in debt assumed from acquisitions.

     Other general and administrative expenses increased $1.5 million, or 51%, from $2.9 million for the three months ended September 30, 1997 to $4.4 million for the three months ended September 30, 1998. Such increase was attributable to the general expansion of the Company's business and the acquisitions referred to above.

     During the three months ended September 30, 1998, the Company incurred approximately $1.6 million of expenses in connection with the acquisition or proposed acquisition of companies accounted for or to be accounted for as poolings of interests. Included in such costs are approximately $.6 million of expenses related to the proposed merger with the Oliver-Allen Corporation which was terminated in September 1998. No such costs were incurred during the three month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, the Company has funded its operations primarily through borrowings and sales of leases under its Securitized Funding Facilities, sales of common stock and through its public securitization program. During the first quarter of 1998, the Company sold

2,567,084 shares of Common Stock in a secondary public offering raising net proceeds to the Company of approximately $39.7 million after deducting underwriting discounts and commissions and offering expenses. The Company expects to continue to require access to significant additional capital to maintain and expand its volume of leases funded. The Company also expects to require additional capital to continue its acquisitions of equipment leasing companies.

     The Company's uses of cash include the acquisition and origination of equipment leases, payment of interest expenses, repayment of borrowings under its Securitized Funding Facilities, operating and administrative expenses, income taxes and capital expenditures. The structure of the Company's lease funding programs (including the holdback and recourse features of the Private Label program), along with the structure of the Company's Securitized Funding Facilities and public securitization transactions, enabled the Company to generate positive cash flow from operations in 1996, 1997 and the nine months ended September 30, 1998.

     The Company utilizes Securitized Funding Facilities to fund the acquisition and origination of leases that satisfy the eligibility requirements established pursuant to each facility. The Company's Securitized Funding Facilities provide the Company with advance rates that generally do not require the Company to utilize its capital during the period that lease receivables are financed under such facilities. The liquidity provided under certain facilities is interim in nature and lease receivables funded thereunder are generally refinanced or resold through the Company's public securitization program within nine to twelve months. The Company anticipates that future public securitization transactions will be structured as debt under generally accepted accounting principles.

     The Company believes that existing cash and investment balances, cash flow from its operations, the net proceeds from future securitization transactions and amounts available under its securitized funding facilities will be sufficient to fund the Company's operations for the foreseeable future.

  Securitized Funding Facilities

     As of September 30, 1998, the Company maintained five securitized funding facilities (the "Securitized Funding Facilities") with an aggregate funding capacity of $625 million. As of September 30, 1998, $111.7 million was available under these facilities. Three of the five facilities are nonrecourse in nature whereby in the event of a default by the lessee, the lender has recourse against the lessee, and the equipment serving as collateral, but not against the Company.

     Through June 30, 1998, four of the Securitized Funding Facilities were structured such that advances thereunder were considered sales under generally accepted accounting principles. Effective July 1, 1998, concurrent with the Company's strategic decision to retain its lease receivables originated as long-term investments, the Company modified the structure of the Securitized Funding Facilities such that they would be considered debt under generally accepted accounting principles. The cash flows available to the Company, which are generally based on the advance rates and discount rates set forth in the agreements, were unaffected by the modifications to the agreements.

  Public Securitization Transactions

     To date, proceeds received by the Company in its public securitization transactions have generally been sufficient to repay amounts financed under the warehouse facilities, as well as issuance expenses. The Company generally structures its securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. The Company anticipates that future financings of its equipment leases will be principally through securitization transactions or other structured finance techniques and, to a lesser extent, through portfolio sales and sales to third party financing sources.

  Subordinated Revolving Credit Facility

     On May 20, 1997, the Company entered into a $5.0 million subordinated revolving credit facility with an affiliate, with the commitment level thereunder decreasing by $1.0 million per year. Advances under the facility bear interest at 11.00% per annum. As of September 30, 1998, no advances were outstanding under such facility.

  Interest Rate Management Activities

     The implicit yield to the Company on all of its leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the leases. When the Company acquires or originates leases, it bases its pricing on the "spread" it expects to achieve between the implicit yield to the Company on each lease and the effective interest cost it will pay when it sells or refinances such lease through a public securitization transaction. Increases in interest rates between the time the leases are acquired or originated by the Company and the time they are sold or refinanced through a public securitization transaction could narrow or eliminate the spread, or result in a negative spread. It is the Company's policy to generally mitigate the risk on changes in interest rates. The Company mitigates the volatility of interest rate movement between the time the Company acquires or originates a lease and the time such lease is sold or refinanced through a public securitization transaction by hedging movements in interest rates using interest rate swap derivatives which match the underlying cash flow associated with the leases originated. Under these swap agreements, the Company receives interest on the notional amount at either the 30-day LIBOR or the 30-day AA Corporate Commercial Paper Index, as applicable, and the Company pays a fixed rate which is equal to a spread over the yield to maturity of U.S. Treasury securities similar to the maturities of the specific leases being held for securitization. Such hedging arrangements are generally implemented when the Company's portfolio of unhedged leases reaches $10.0 million. At certain times, changes in the interest rate market present favorable conditions to hedge against future rate movement. The Company may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but this activity is generally limited to levels where the Company is confident of origination in the near term.

  Year 2000

     The "Year 2000" issue involves computer programs and applications that were written using two digits (instead of four) to describe the applicable year. As the century date approaches, date-sensitive systems may recognize the Year 2000 as the year 1900, or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. Failure to successfully modify such programs and applications to be Year 2000 compliant may have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but also from non-compliance by significant customers, vendors or other significant parties the Company does business with (counterparties). Management has made inquiries of the software vendors of the major applications which the Company uses in-house and has received assertions from each that such programs are currently Year 2000 compliant. Management has also made inquiries of significant counterparties with which the Company does business with as to their state of readiness in addressing the Year 2000 issue, and has received assurances that the systems upon which the Company relies are Year 2000 compliant. There can be no assurance however, that such systems are in fact Year 2000 compliant or that such counterparties would not have a material adverse affect from other systems upon which they rely. The Company's contingency plans regarding the Year 2000 issue include continuing to communicate with its significant counterparties and assessing the potential impact upon the Company of the Year 2000 issue upon the counterparties' operations, and taking necessary steps as deemed appropriate. For each primary counterparty upon which the Company relies, there are alternative providers of such services in the marketplace.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (c) On July 24, 1998, the Company sold 1,100,319 shares of Common Stock and paid $500,000 in cash to five former owners of The Republic Group, Inc. and affiliated entities in exchange and in consideration for all outstanding stock of The Republic Group, Inc. The Company relied upon an exemption under Section 4(2) of the Securities Act of 1933 in effecting this transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A special meeting of stockholders of First Sierra Financial, Inc. was held on August 28, 1998.

     (b) Set forth below is the tabulation of the votes on approval of the issuance of shares of First Sierra Common Stock in connection with the Merger with Oliver-Allen Corporation, Inc.

                                BROKER
   FOR     AGAINST   ABSTAIN   NONVOTES
   ---     -------   -------   ---------
9,517,616   6,773     1,610    1,867,106

     Set forth below is the tabulation of the votes on approval of an amendment to the Restated Certificate of Incorporation of First Sierra to increase the number of authorized shares of First Sierra Common Stock from 25,000,000 to 100,000,000.

                                   BROKER
   FOR       AGAINST    ABSTAIN   NONVOTES
   ---      ---------   -------   --------
10,045,899  1,224,745   122,461     -0-

     Set forth below is the tabulation of the votes on approval of an amendment to the Company's 1997 Stock Option Plan increasing the number of shares of common stock authorized for issuance thereunder to 20% of the shares of First Sierra Common Stock outstanding at any given time.

                                  BROKER
   FOR      AGAINST    ABSTAIN   NONVOTES
   ---     ---------   -------   ---------
7,690,405  1,830,611    4,983    1,867,106

ITEM 5. OTHER INFORMATION

     In July 1998, the Company announced that it had acquired Suffolk Street Group, PLC ("Suffolk") of Devon, England. The acquisition of Suffolk provided the Company with its entry into the European leasing market. For additional information regarding the Company's acquisition of Suffolk, reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on July 27, 1998.

     In July 1998, the Company closed its previously announced merger with The Republic Group, Inc., an Anaheim, California-based private company that originates leases of equipment for small businesses in a broad range of industries. For additional information regarding the Company's merger with The Republic Group, Inc., reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on August 10, 1998.

     In August 1998, the Company announced the acquisition of Booker Montague Leasing Limited ("Booker Montague") in Manchester, England. Booker Montague specializes in the leasing of computers, telecommunications systems and other office equipment. For additional information regarding the Company's acquisition of Booker Montague, reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on September 3, 1998.

     In September 1998, the Company announced that it had mutually agreed to terminate its proposed merger with the Oliver-Allen Corporation previously announced in June 1998.

     In September 1998, the Company announced the appointment of Brian McManus as a new member of the Company's Board of Directors. The appointment increases the size of the Board of Directors to seven members. Mr. McManus is an investment manager for Taylor & Co., an investment consulting firm that provides services to entities associated with the Bass Family of Fort Worth, Texas, including Trinity 1 Fund, which is a stockholder in the Company.

     In October 1998, the Company announced the acquisition of Titan Finance Limited ("Titan") of Sidcup, England. The acquisition of the Titan further expands the Company's presence in the UK small ticket leasing market. For additional information regarding the Company's acquisition of Titan, reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 14, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Employment Agreement between Michael A. Sabel and the
                            Company
          27.1           -- Financial Data Schedule for the nine months ended
                            September 30, 1998
          27.2           -- Restated Financial Data Schedule for the nine months
                            ended September 30, 1997
          27.3           -- Restated Financial Data Schedule for the year ended
                            December 31, 1997

     (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1998:

          1. Current Report on Form 8-K dated July 16, 1998, reporting the Company's restated audited financial statements as of December 31, 1996 and 1997 and for the three years ended December 31, 1997.

          2. Current Report on Form 8-K dated July 27, 1998, reporting the Company's acquisition of all of the outstanding shares of capital stock of Suffolk Street Group Plc, a company organized under the laws of the United Kingdom.

          3. Current Report on Form 8-K dated August 10, 1998, reporting that the Company through its wholly-owned subsidiary, Sierra Acquisition Corporation II, a Delaware corporation, acquired, as of July 24, 1998, all of the capital stock of The Republic Group, Inc., a California corporation

          4. Current Report on Form 8-K dated September 3, 1998, reporting the Company's acquisition of all of the outstanding shares of capital stock of Booker Montague Leasing Limited, a company incorporated in England and Wales.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                   /s/ SANDY B. HO                     Executive Vice President      November 16, 1998
-----------------------------------------------------    and Chief Financial
                    (Sandy B. Ho)                        Officer (principal
                                                         financial officer)

                /s/ CRAIG M. SPENCER                   Senior Vice President and     November 16, 1998
-----------------------------------------------------    Chief Accounting Officer
                 (Craig M. Spencer)                      (principal accounting
                                                         officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Employment Agreement between Michael A. Sabel and the
                            Company
          27.1           -- Financial Data Schedule for the nine months ended
                            September 30, 1998
          27.2           -- Restated Financial Data Schedule for the nine months
                            ended September 30, 1997
          27.3           -- Restated Financial Data Schedule for the year ended
                            December 31, 1997