Form 10-K
period 1998-12-31
FIRST SIERRA FINANCIAL INC
filed 1999-03-31
CIK 1034812

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-22525

                          FIRST SIERRA FINANCIAL, INC.

                  DELAWARE                                       76-0438432
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       600 TRAVIS STREET, SUITE 7050                                77002
              HOUSTON, TEXAS                                     (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 221-8822

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
              RIGHTS TO PURCHASE SHARES OF JUNIOR PREFERRED STOCK,
                       SERIES C, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 11, 1999 was approximately $86.5 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

     As of March 11, 1999, 14,223,915 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 1999 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Sierra Financial, Inc. customizes lease financing products and offers servicing, consulting and technology solutions for commercial customers. We acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, medical, dental, diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $20,000 for leases originated in 1997 and $31,000 for leases originated in 1998. Because of their relatively small size, the leases we finance are commonly referred to in the finance industry as "small ticket leases."

     We have established strategic alliances with a network of independent leasing companies, lease brokers and equipment vendors, each of which acts as a source from which we obtain access to equipment leases. We customize lease financing products to meet the specific financing needs of our lease sources, including automation and integration. Through our B2B Solutions Group, we provide equipment vendors with e-commerce technology solutions and lease financing products for their commercial customers.

     Since 1996, we have provided online financing products to our Private Label customers. Through our acquisition of Nexsoft, Inc. in April 1998, we greatly expanded our ability to offer electronic solutions to a customer's lease financing needs. In February 1999, we announced the formation of a new strategic services group, B2B Solutions, which is dedicated to providing equipment vendors with e-commerce technology solutions and online financing products for their commercial customers. From inception of our online financing program in 1996 through December 31, 1998, we generated over $500 million in online transactions. During 1998, our online financing products generated approximately 28% of our total lease originations. B2B Solutions represents the culmination of our recognition of, and desire to accommodate, the online market and the need for internet-driven leasing solutions.

     Through B2B Solutions, we offer vendors a complete one-stop solution for their lease financing needs. Our e-commerce technology enables us to make direct originations or acquisitions of leases over the internet, through an online application process that provides vendors with immediate access to our credit department and documents. Our lease processing systems are linked directly to the vendor's systems, allowing us to interface with the vendor's web site, sales force and customers. We are also able to develop functional web sites for our vendors to facilitate business-to-business e-commerce and offer maintenance and training support.

     A fundamental part of our business strategy is to target captive transaction flows and detailed customer data through electronic links. We receive transaction flows in exchange for providing businesses with e-commerce technology solutions for automated commercial transaction. Our goal is to create vendor internet portals which will support cross-selling of additional e-commerce products and outsourcing services through joint ventures and strategic alliances. Electronic and internet relationships with end-users facilitate data warehousing and mining which captures key information enhancing our ability, as well as our vendors' ability, to generate additional transaction flows.

     We initially fund the acquisition or origination of our leases from working capital or through our securitized funding facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions. From time to time we also generate income by acquiring lease portfolios and then reselling these portfolios at a premium. Our goal is to maximize the spread between the yield received on our leases and our cost of funds by obtaining favorable terms on our securitized funding facilities, our securitizations and our portfolio sales.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to this date, we recorded a gain on sale of lease financing receivables when we included the receivables in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our future securitization transactions so as to retain the leases we acquire and originate on our balance sheet and earn an interest margin on those assets over the life of the leases.

     We provide lease financing to different participants in the small ticket equipment leasing industry through four general lease funding programs, referred to as our Private Label, Wholesale, Retail and Captive Finance programs. While the terms of the underlying leases are similar in all these lease funding programs, the financing arrangement we offer varies depending on the size and servicing capabilities of the lease source.

     Our Private Label program is designed to provide financing to established leasing companies that have demonstrated the ability to originate a large volume of leases, follow prudent underwriting guidelines that we have established and undertake some of the more labor-intensive aspects of lease servicing on an ongoing basis. Participants in our Private Label program also provide us with protection from credit losses on the leases we acquire from them. Through our Wholesale program, we finance equipment leases from small ticket lease brokers who are unwilling or unable to provide the credit protection and perform the servicing functions necessary to participate in our Private Label program. Our Retail program focuses on providing lease financing services directly to equipment lessees and on establishing formal and informal relationships with manufacturers, dealers and other equipment vendors who are in a position to recommend us to their customers as a preferred provider of lease financing. Through our Captive Finance program, we focus on cultivating partnerships with large equipment vendors to help them develop, implement and administer a customized, sales-oriented lease finance program. In addition to offering lease financing, we provide the training, sales tools, management and, in some cases, personnel, necessary to support a dedicated lease finance program. See "Lease Funding Programs."

RECENT ACQUISITIONS

     In 1998, we acquired eleven equipment leasing businesses. Through these acquisitions, we substantially increased our ability to generate lease origination volume, introduce new programs and enter new markets. As of December 31, 1998, we had 28 offices in 14 states and three locations in the United Kingdom.

     The following table contains information regarding the acquisitions we completed during 1998:

DATE                          NAME                           PRINCIPAL LOCATION   PRIMARY LEASE SOURCE
----                          ----                           ------------------   --------------------
March 1998                    Independent Capital            New Jersey           Retail
                              Corporation
March 1998                    Independent Lease              California           Captive Finance
                              Management, Inc.
April 1998                    OMNI Leasing, Inc.             Pennsylvania         Retail
April 1998                    Vendor Leasing, Inc.           Georgia              Retail
April 1998                    Nexsoft, Inc.                  Colorado             *
June 1998                     TFS, Inc. d/b/a The Money      Washington           Retail
                              Source
June 1998                     21st Century Credit Leasing    Florida              Retail
                              Services, Inc.
July 1998                     The Republic Group, Inc.       California           Retail
July 1998                     Suffolk Street Group, PLC      England              Wholesale/Retail
August 1998                   Booker Montague Leasing        England              Retail
                              Limited
October 1998                  Titan Finance, Limited         England              Retail

---------------

* Nexsoft, Inc. is a software development firm specializing in software for the equipment leasing industry.

     Our mergers with Independent Capital Corporation, Integrated Lease Management, Inc., Vendor Leasing, Inc., TFS, Inc., 21st Century Credit Leasing Services, Inc., and the Republic Group, Inc. were accounted for as poolings of interests. The accompanying financial statements and the related discussion of results of operations for the years ended December 31, 1996 and 1997 have been restated to include the financial position and results of operations of all material acquired companies.

     While we do not expect that additional acquisitions of equipment leasing companies will significantly contribute to our growth in 1999, under appropriate circumstances and market conditions, we may continue to pursue acquisition opportunities.

LEASE FUNDING PROGRAMS

     We provide lease financing through our Private Label, Wholesale, Retail and Captive Finance programs. The Private Label program was our first lease funding program, which we began at our inception in June 1994. Through our Private Label program, we purchased $4.5 million of leases with a weighted average yield of 9.92% in 1994, $65.2 million of leases with a weighted average yield of 9.78% in 1995, $161.1 million of leases with a weighted average yield of 9.45% in 1996, $210.1 million of leases with a weighted average yield of 9.14% in 1997, and $249.3 million of leases with a weighted average yield of 7.53% in 1998. We established our Wholesale and Retail programs, formerly referred to as our Broker and Vendor programs, in 1996 through strategic acquisitions, and substantially increased our lease volume in these two programs in 1997 and 1998 through additional acquisitions. Through our Wholesale program, we originated $10.5 million of leases with a weighted average yield, net of brokers' fees, of 14.07% in 1996, $74.8 million of leases with a weighted average yield, net of brokers' fees, of 13.32% in 1997, and $106.2 million of leases with a weighted average yield, net of brokers' fees, of 12.47% in 1998. Through our Retail program we originated $7.5 million of leases with a weighted average yield of 16.09% in 1996, $98.2 million of leases with a weighted average yield of 15.79% in 1997, and $377.3 million of leases with a weighted average yield of 16.60% in 1998. We began our Captive Finance program in March 1998 through our acquisition of Integrated Lease Management, Inc. During 1998, we originated $164.3 million of leases through our Captive Finance program, all of which we subsequently sold to third parties.

     PRIVATE LABEL PROGRAM

     Our Private Label program is designed to provide financing to established leasing companies that have demonstrated the ability to originate a large volume of leases, follow prudent underwriting guidelines established pursuant to our credit policy, provide us with credit protection, and provide lease servicing on an ongoing basis. The Private Label program was designed to provide us with access to high volumes of leases eligible for the securitization market, while minimizing our risk of loss.

     In the past, participants in our Private Label program have typically relied on commercial loans from local banks to fund their leases. These loans are generally secured by a specific pledge of the lease receivable and the underlying equipment as well as recourse back to the leasing company. Because financing available to these companies under typical commercial lending arrangements is generally limited, the Private Label program offers an attractive alternative to meet their financing needs. This program also offers an alternative source of financing to companies whose volume of leases may be too small to economically securitize. Our Private Label program is designed to provide the economic advantages of securitized financings (such as enhanced liquidity at relatively low rates) without the administrative and financial burdens common to issuers of asset-backed securities.

     Participants in our Private Label program identify, document and evaluate potential leases in accordance with our underwriting guidelines. Once an application has been submitted, we also review the potential leases before we determine whether to accept the application. Because participants in the Private Label program follow our underwriting guidelines in deciding whether to submit an application, we ultimately accept more than 90% of the leases submitted to us under this program.

     In a typical Private Label transaction, we purchase the lease from the Private Label lease source and receive a security interest in the underlying equipment. The lease source retains ownership of the equipment and is responsible for paying any applicable property taxes. The lease generally carries a $1.00 buyout provision upon maturity. We receive payments on the leases directly through a lockbox account. While the lease source is responsible for monitoring the payment activity of the lessee, and for performing all customer contact functions, we provide the lease source with access to our online servicing system to facilitate collection.

     The terms of our Private Label lease purchase agreements provide us with protection from losses on defaulted leases through a first lien security interest in the underlying equipment, and recourse to the lease source. The recourse provisions generally require the lease source to repurchase the lease from us if the lease becomes 90 days past due. This recourse is typically limited to 10% to 20% of the aggregate amount of leases purchased from each lease source and is supported by holdbacks from amounts paid to the lease source upon purchase of the lease. The amount of the holdback typically ranges from 1% to 10% of the purchase price of the lease.

     From our inception in June 1994 through December 31, 1998, we incurred losses of $752,000 from $690.3 million of lease receivables funded under our Private Label program. It is possible that our Private Label sources will not be able to continue to meet their repurchase obligations in the future or that the amounts we have held back from the purchase price of our Private Label leases, together with any amounts realized upon disposal of the underlying equipment, will not be sufficient to fully offset any losses we might incur upon defaults by lessees. This could have a material adverse effect on our business, financial condition and results of operations.

     WHOLESALE PROGRAM

     Under our Wholesale program, formerly known as our Broker program, we finance equipment leases from small ticket lease brokers that are unwilling or unable to provide the credit protection and perform the servicing functions necessary to participate in our Private Label program. In a typical Wholesale transaction, we originate leases referred to us by a lease broker and pay the broker a referral fee. We structure our wholesale leases on a non-recourse basis, which means that we assume the risk of loss in the event of a default by the lessee. We own the underlying equipment covered by a wholesale lease and, in some cases, retain a residual interest in the underlying equipment. We also perform all servicing functions on our wholesale leases.

     We provide a variety of value-added services to participants in our Wholesale program, including consulting on the structuring of financing transactions with equipment purchasers, timely and efficient credit approvals and preparation and completion of standardized lease documents. Although we enter into a brokerage agreement with each of the participants in our Wholesale program, these agreements are not exclusive and may be terminated by either party.

     The yield on leases we originate under our Wholesale program are generally higher than the yields on leases we acquire under our Private Label program because we assume the risk of loss and servicing responsibilities on leases originated through our Wholesale program.

     RETAIL PROGRAM

     Our Retail program, formerly known as our Vendor program, focuses on providing lease financing services directly to equipment users and on developing formal and informal relationships with manufacturers, dealers and other equipment vendors who are in a position to recommend us to their customers as a preferred provider of lease financing.

     In a typical direct lease arrangement, our sales force interacts directly with purchasers of equipment who are in need of lease financing to initiate the application process and complete the equipment financing transaction. In a typical vendor arrangement, we originate a lease referred to us by an equipment vendor. By assisting vendors in providing timely, convenient and competitive financing for their equipment sales, and offering vendors a variety of value-added services, we simultaneously promote the vendor's equipment sales and our lease financing services.

     We structure our Retail leases on a non-recourse basis, which means that we assume the risk of loss in the event of a default by the lessee. We own the underlying equipment covered by a Retail lease and, in some cases, retain a residual interest in the equipment. We also perform all servicing functions on our Retail leases.

     Through our Retail program, we are able to provide customized lease finance arrangements to respond to the needs of a particular vendor or equipment purchaser. The value-added services we offer to participants in our Retail program include consulting with vendors on structuring financing transactions with equipment purchasers, training the vendor's sales and management staffs to understand and market our various financing alternatives, customizing financial products to encourage product sales and preparing and completing standardized lease documents. In most cases, our sales representatives also work directly with a vendor's equipment purchasers, providing them with the guidance necessary to complete the equipment financing transaction. We also may participate actively in our vendor's sales and marketing efforts, including advertising, promotions, trade show activities and sales meetings.

     The yields on leases we originate under our Retail program are generally higher than the yields on leases we originate under our Wholesale program because of the additional services we provide under the Retail program.

     CAPTIVE FINANCE PROGRAM

     Under our Captive Finance program, which we developed in March 1998 through our acquisition of Independent Lease Management, Inc., we focus on cultivating partnerships with large equipment vendors to help them develop, implement and administer a customized, sales-oriented lease finance program. In addition to offering lease financing, we provide the training, sales tools, management, and often, personnel, necessary to support a lease finance program. To make customer finance an effective part of the vendors' sales efforts, our Captive Finance program helps vendors build systems that are tailored to their specific business and their customers. Our sales consultants with backgrounds in software and communications technology help the vendors' sales representatives achieve their companies' financial objectives. This process creates customized financial solutions that drive revenue and incremental sales. During 1998, we sold virtually all of the leases originated under our Captive Finance program to third parties. As a result, substantially all of the revenue we generated under this program was from servicing income and fee income rather than yield income. In the future, we intend to retain a portion of leases funded under our Captive Finance program in our lease portfolio until they can be financed, securitized or otherwise sold.

PORTFOLIO ACQUISITIONS AND SALES AND LEASE SALES TO THIRD PARTIES

     In addition to our four lease funding programs, we have in the past generated, and may from time to time in the future generate, gains from direct sale of financing receivables by acquiring lease portfolios and subsequently selling the portfolios at a premium. In general, we seek to acquire portfolios of equipment leases from finance companies exiting the business, independent companies seeking a financial partner or companies with businesses that are complementary to ours. Before we acquire a portfolio of leases under our portfolio acquisition program, we perform due diligence procedures, including review of a sample of the lease files included in the portfolio, loss and delinquency experience of the portfolio and other factors we consider appropriate.

     From time to time, we also generate gain from direct sales of lease financing receivables by selling and brokering leases to third party financing sources for cash.

CREDIT POLICIES AND PROCEDURES

     We have developed underwriting policies and procedures that we believe enable us to select creditworthy equipment lessees and to minimize the risks of delinquencies and credit losses. The nature of our business requires two levels of review, the first focused on the qualification of the lease source and the second focused on the lessee or ultimate end-user of the equipment.

     SOURCE QUALIFICATION

     We perform a background investigation on all potential lease sources. This investigation may include verification of bank and trade references and a review of financial statements, past credit history and the business and industry in which the lease source operates. Because participants in our Private Label program are required to provide us with credit protection, we perform additional procedures to evaluate the creditworthiness of our Private Label sources. These additional procedures may include an examination of the lease source's financial statements and liquidity, management team, staffing and servicing infrastructure and a review of ongoing support capabilities in credit, documentation, customer service and collections.

     LEASE UNDERWRITING

     In each of our lease funding programs, we review individual leases for compliance with underwriting guidelines pursuant to our credit policy. These underwriting guidelines generally require a credit investigation of an equipment lessee, including an analysis of the personal credit of the owner who typically guarantees the lease, verification of time in business and corporate name, Dun & Bradstreet reports if available and comparable bank and trade references on larger exposures. Typically these functions are electronically automated through our processing and servicing technology. Under the Private Label program, the lease source performs some of these functions. We typically perform all of these functions with respect to leases financed under our other lease funding programs.

     The lease approval process begins with the submission by computer facsimile or electronic transmission of a credit application by the lease originator, at which time we conduct an independent credit investigation through recognized commercial credit reporting agencies such as Dun & Bradstreet, Equifax, Inc. and TRW, Inc. The credit application is automatically forwarded for review and approval by a credit officer. The time required for an underwriting decision varies according to the nature, size and complexity of each transaction, but approval is generally accomplished within one day or less.

     Once we make a determination to finance a lease, we require signed lease documentation on our standard lease agreements, or other pre-approved lease forms. Once the equipment is shipped and installed, the vendor invoices us and we verify that the lessee has received and accepted the equipment. When the lessee authorizes payment to the vendor, we forward the lease to our funding and documentation department for funding, transaction accounting and billing procedures.

     In connection with our securitization program, financial guaranty insurers and rating agencies perform extensive reviews of our underwriting standards and procedures.

SERVICING AND ADMINISTRATION

     Our lease servicing responsibilities vary depending on the lease funding program under which we acquired or originated the lease. Servicing responsibilities generally include billing, processing payments, remitting payments to key sources and investors, preparing investor reports, paying taxes and insurance and performing collection and liquidation functions. For equipment leases funded under our Private Label program, the lease source performs the collection and customer service functions, while we perform other servicing functions, including billing and cash receipt. This arrangement allows the lease source to maintain close relationships with lessees and reduces our servicing costs. Under our Wholesale and Retail programs, we are normally responsible for all servicing functions. We also perform all servicing functions with respect to leases funded under our Captive Finance program that we retain in our portfolio.

     We retain the right to service leases included in our securitization transactions. In return, we generally receive a servicing fee of 0.50% per year on the outstanding principal balance of all securitized leases plus late fees, which we collect out of monthly lease payments. We believe that, by performing servicing functions on our securitized leases, we enhance operating efficiencies and provide an additional revenue stream. As of December 31, 1998, we serviced leases for others with an aggregate principal amount of $893.0 million.

     The small ticket leasing industry is operationally intensive due, in part, to the small average lease size. Accordingly, state-of-the-art technology is critical in keeping servicing costs to a minimum and providing quality customer service. Recognizing the importance of servicing, we utilize a lease administration system that is tailored to support our operational needs. Our system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation, cash forecasting and report preparation. The system is linked with a lockbox bank account for payment processing and provides for direct withdrawal of lease payments. Our technology also allows us to offer all of our customers direct access to our credit department and application documents over the internet, through an on-line application process which provides for immediate credit approvals. The system's paperless environment substantially enhances the efficiency with which we can offer lease financing to our customers.

     Under our Private Label program, the lease source performs all customer contact functions, other than receipt of cash. Many of our Private Label sources have direct access to our lease administration system to assist them in servicing and collecting the leases they have sold to us. We closely monitor delinquency information with respect to leases from each Private Label source. If a lessee defaults, which typically means when the account is 90 days past due, we send a notice to the lease source stating that the source must repurchase the lease within 60 days. For leases we acquire or originate under our Wholesale and Retail programs, and those Captive Finance leases that we retain in our portfolio, our collections policy is designed to identify payment problems sufficiently early to permit us to quickly address delinquencies and, when necessary, to act to preserve equity in the leased equipment. Collection procedures begin when payments are thirteen days past due.

TERMS OF EQUIPMENT LEASES

     Substantially all of the equipment leases we acquire or originate are non-cancelable. During the term of the lease, we generally receive scheduled payments sufficient, in the aggregate, to cover our borrowing costs and the costs of the underlying equipment, and to provide us with an appropriate profit margin. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life and a small portion of our leases provide us with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases we acquire or originate generally range from 12 to 84 months, with a weighted average initial term of 59 months for all leases originated in 1998.

     The terms and conditions of all our leases are substantially similar. In most cases, the lessees contractually are required to:

     - maintain, service and operate the equipment in accordance with procedures required by the manufacturer and the government,

     - insure the equipment against property and casualty loss,

     - pay all taxes associated with the equipment, and

     - make all scheduled contract payments regardless of the performance of the equipment.

     Our standard lease agreements provide that, if the lessee defaults, we can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at our discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into and deemed a part of the equipment financed.

RESIDUAL INTERESTS IN UNDERLYING EQUIPMENT

     With respect to leases we acquire or originate under our Wholesale and Retail programs, and those Captive Finance leases that we retain in our portfolio, we may own a residual interest in the equipment covered by the lease. We record the residual value of a lease on our books when there is no obligation on the part of the lessee to purchase the equipment at the expiration of the lease term. Of the leases we acquired or originated under our Wholesale and Retail programs through December 31, 1998, approximately 80.65%, as measured by net investment, had no residual value on our books. This is generally because the lessee was granted an option to purchase the equipment at the end of the term for a nominal price or the lessee was required to purchase the equipment at the end of the term at a fixed price. Our aggregate investment in residual values with respect to equipment underlying leases acquired and originated under our Wholesale and Retail programs through December 31, 1998 was approximately $5.5 million, representing less than 1.6% of the total outstanding balance of such leases as of December 31, 1998. In the future, we may consider acquiring or originating leases that are classified as operating leases for financial accounting purposes, which would require us to record substantially higher residual values than we record on direct financing leases.

     With respect to equipment in which we own a residual interest, we generally seek to determine the best remarketing plan for the equipment prior to the expiration of the lease covering the equipment. In many cases, our remarketing plan provides for the continuation of the lease on a month-to-month or other basis or the negotiated sale of the equipment to the lessee through equipment brokers and remarketers, rather than our employees, in order to maximize the net proceeds from the sale.

SALES AND MARKETING

     Our marketing strategy is to increase our volume of lease funding by:

     - targeting the online financing market by offering e-commerce technology solutions and online financing products,

     - maintaining, selectively expanding and supporting our network of lease sources,

     - developing programs for specific vendor or customer groups, and

     - developing and introducing complementary lease finance products that we can market and sell through our existing network of lease sources.

     As of December 31, 1998, we employed a sales force of approximately 218 employees. These employees are responsible for implementing marketing plans and coordinating marketing activities with our lease sources, as well as providing customer service and attending industry conventions and trade shows.

     Our recently formed strategic services group, B2B Solutions, represents the culmination of our recognition of, and desire to accommodate, the online market and the need for internet-driven leasing solutions. Through B2B Solutions, our strategy is to offer vendors a complete one-stop solution for their lease financing needs, including functional web-site development, on-line applications and credit approval, and electronic interfaces between our systems and the vendor's web site, sales force and customers.

     We have established a substantial network of independent leasing companies, brokers and vendors, each of which acts as a source from which we obtain access to equipment leases. Our sales force works directly with these external lease sources to generate lease volume for our lease funding programs.

     We have developed several convenience-oriented specialty lease finance programs that are designed to enhance our lease volume in specific industries. For example, we provide equipment lessees with a pre-approved credit line, referred to as a "Smart Card," which can be used with various vendors of equipment, enabling the lessee to obtain quick and efficient financing. We intend to continue to grow our business by offering specialized finance products to both existing and new lease sources in the future.

     Through our Captive Finance program, our goal is to cultivate partnerships with large equipment vendors to help them develop, implement and administer a customized, sales-oriented lease finance program. In addition to offering lease financing, we provide the training, sales tools, management, and in some cases, personnel, necessary to support a dedicated lease finance program. This process creates customized financial solutions that drive the vendors' revenue and incremental sales, while garnering profitable new asset flows for First Sierra.

     We are represented at major equipment leasing conventions and trade shows held each year, and several of our officers are active in the Equipment Leasing Association, the United Association of Equipment Lessors, the National Association of Equipment Lease Brokers and the Eastern Association of Equipment Lessors, all well-recognized equipment leasing associations. We are also represented at several major industry-specific vendor trade shows each year.

COMPETITION

     We compete in the equipment financing market with a number of national, regional and local finance companies and consulting electronic commerce technology providers. Our competitors also include those equipment manufacturers that finance the sale or lease of their products themselves and other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which provide financing for the purchase of equipment. Our competitors include many larger, more established companies that may have access to capital markets and to other funding sources that may not be available to us. Many of our competitors have substantially greater financial, marketing and operational resources and longer operating histories than we do.

     We believe that our experienced management team and sales force, our advanced technology and servicing capacity and our significant wholesale and retail customer base allow us to aggressively compete with larger, more established companies.

EMPLOYEES

     As of December 31, 1998, we had 498 full time employees, of which 51 were engaged in credit and collection activities, 229 were engaged in servicing and general administration activities and 218 were engaged in marketing activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit.

     In late 1997 and early 1998, in order to maximize administrative efficiencies, we consolidated our underwriting, customer service and collection operations at our headquarters in Houston, Texas. The technological enhancements we gained from our acquisition of Nexsoft in April 1998 also allowed us to increase the efficiency of our branch network. The administrative efficiencies resulting from these events have allowed us to reduce our workforce by approximately 17% since September 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 15, 1999, our executive officers were as follows:

     THOMAS J. DEPPING, age 40, has served as Chairman of the Board, President and Chief Executive Officer of First Sierra since its inception in June 1994. Mr. Depping has over 15 years of experience in the equipment leasing industry, including 11 years with SunAmerica Financial Resources and its predecessor company (which was acquired by SunAmerica, Inc. in 1991). From 1991 to May 1994, Mr. Depping served as President of SunAmerica Financial Resources, the equipment leasing and financial division of SunAmerica, Inc.

     SANDY B. HO, age 39, has served as Executive Vice President, Chief Financial Officer and Secretary of First Sierra since January 1995. Ms. Ho has over 15 years of experience in the equipment leasing and financial services industries, including 10 years with SunAmerica Financial Resources and its predecessor company (which was acquired by SunAmerica, Inc. in 1991). From 1991 through 1994, Ms. Ho served as Vice President of SunAmerica Financial Resources and Managing Director of SunAmerica Corporate Finance.

     DAVID L. PEDERSON age 39, has served as Executive Vice President and Chief Information Officer of First Sierra since April 1998. Prior to joining First Sierra, Mr. Pederson was President of Nexsoft, Inc., which he founded in 1993. Nexsoft designed and developed First Sierra's systems and communications network. Mr. Pederson has over 15 years of experience in directing technology initiatives in the equipment leasing industry.

     MICHAEL A. SABEL, age 32, has served as Executive Vice President-Business Development of First Sierra since January 1999. From May 1998 through December 1998, Mr. Sabel served as Executive Vice President -- Global Mergers and Acquisitions of First Sierra. Since joining First Sierra in May 1998, Mr. Sabel has also served as President of First Sierra International. From September 1994 until May 1998, Mr. Sabel was a member of the Investment Banking Group at Friedman, Billings Ramsey & Co., Inc., most recently serving as a Managing Director. From August 1991 until August 1994, Mr. Sabel served as a Vice-President of Sandler, O'Neil and Partners' Corporate Strategies Group.

OTHER SENIOR OFFICERS OF THE REGISTRANT

     Other senior officers of First Sierra as of March 15, 1999 included:

     GREG E. McINTOSH, age 36, has served as Executive Vice President of the Retail Division of First Sierra since September 1998. Mr. McIntosh was Senior Vice President of First Sierra's Retail Western Region from May 1997 to September 1998. From 1990 to May 1997, Mr. McIntosh held various positions, including Chief Operating Officer of Heritage Credit Services, Inc., which was acquired by First Sierra in May of 1997.

     FREDERICK M. VAN ETTEN, age 45, has served as Executive Vice President of Marketing and Sales of First Sierra since September 1998. From January 1995 through August 1998, Mr. Van Etten served as Senior Vice President of Marketing for First Sierra. Mr. Van Etten has been involved in all aspects of the commercial finance and equipment leasing business for over 20 years. Prior to joining First Sierra, Mr. Van Etten was Managing Director of SunAmerica Corporate Finance, a division of SunAmerica, Inc.

     MICHAEL D. WING, age 46, has served as Executive Vice President of Operations and Administration of First Sierra since September 1998. From May 1998 through August 1998, Mr. Wing served as a Senior Vice President of First Sierra. From March 1993 until April 1998, Mr. Wing was the Founder and President of Oakmont Financial Services. Mr. Wing has over 26 years of experience in the financial services industry and 10 years experience in the equipment leasing industry.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     We make forward-looking statements from time to time and desire to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

     The statements contained in "Item 1 -- Business" and "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements that our management may make from time to time in the future in presentations to shareholders, prospective investors, and others interested in our business and financial affairs, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. You should not construe any projections of financial or operating performance or statements concerning expectations as to future developments in any manner as a guarantee that such results or developments will, in fact, occur. Our projections of future financial or operating performance and expectations as to future developments referenced in any forward-looking statement may not be realized and our actual results may be significantly different from those set forth in the forward-looking statements. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements referred to above are also subject to the following risks and uncertainties:

     WE DEPEND ON THE SECURITIZATION MARKET TO FINANCE OUR LEASES

     From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions. In a securitization transaction, we transfer a pool of leases to a wholly owned, special purpose subsidiary of First Sierra. The special purpose subsidiary simultaneously transfers an interest in the leases to a trust, which issues beneficial interests in the leases in the form of senior and subordinated securities and sells such securities through public offerings and private placement transactions. We generally retain the right to receive any excess cash flows of the trust, which right is represented by a trust certificate.

     Gain on sale of securitized leases represented approximately 15% of our revenues in 1996, approximately 35% of our revenues in 1997, and approximately 48% of our revenues during the period from January 1, 1998 through June 30, 1998. As a result of our decision to emphasize portfolio lending, effective July 1, 1998, we altered the structure of our securitizations so that we no longer record an immediate gain on sale when we securitize lease financing receivables. Rather, we recognize net interest margin over the life of each of our leases. Thus, we expect that our earnings per share will be negatively affected until the interest income and other revenue generated from leases held on our balance sheet exceed our operating expenses.

     We depend on securitizations for refinancing of amounts outstanding under our securitized funding facilities, which we utilize to acquire and originate additional leases. Several factors affect our ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities markets, the credit quality of our lease portfolio, compliance of our leases with the eligibility requirements established in connection with the securitizations, our ability to obtain third-party credit enhancement, our ability to adequately service our lease portfolio, and the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations. Any substantial reduction in the availability of the securitization market for our leases or any adverse change in the terms of our securitizations could have a material adverse effect on our business, financial condition and results of operations.

     IF THE CASH FLOWS FROM OUR SECURITIZATION TRANSACTIONS ARE LESS THAN WE EXPECT, IT WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     The cash flows available to the trust certificates which we retain in our securitization transactions are calculated as the difference between cash flows received from the leases and the sum of interest and principal payable to the holders of the senior and subordinated securities, trustee fees, third party credit enhancement fees, service fees, and backup service fees. Our right to receive this excess cash flow is subject to certain conditions specified in the related trust documents designed to provide additional credit enhancement to holders of the senior and subordinated securities issued in the securitization.

     We estimate the expected levels of cash flows available to the trust certificate taking into consideration anticipated defaults, recoveries and other factors which may affect the cash flows available to the holder of the trust certificate. The cash flows ultimately available to the trust certificate largely depend upon the actual default rates and recovery levels experienced on the leases sold to the trust. Losses incurred on leases held by the trust are borne solely by the holder of the trust certificate to the extent of the holder's investment in the trust certificate.

     Because we are typically entitled to receive, as holder of the trust certificates issued in our securitization transactions, from 2.0% to 6.5% of the cash flows of the trust yet we bear the risk of loss based upon the performance of the entire portfolio of leases held by the trust, relatively small fluctuations in default rates, recovery levels and other factors impacting cash flows of the leases could have a material adverse effect on our ability to realize our recorded basis in the trust certificates. If any of these fluctuations were to occur, we would be required to reduce the carrying amount of our trust certificates and record a charge to earnings in the period in which the event occurred or became known to management.

     OUR ACQUISITION STRATEGY MAY NOT BE SUCCESSFUL

     A key component of our growth strategy has been to acquire other equipment leasing companies in strategic markets and locations. In the past, we have financed these acquisitions by using a combination of common stock, cash and debt. During 1998, we experienced a significant decline in the market price of our common stock. As a result, our ability to complete acquisitions using our Common Stock as currency, in a manner that was not dilutive to current stockholders, was adversely affected. If our common stock does not maintain a sufficient market value in the future, or if the owners of businesses we wish to acquire are unwilling to accept common stock as part of the purchase price, we may be required to use more of our cash resources, or seek additional capital, in order to complete acquisitions. It is possible that we will not be able to successfully consummate acquisitions in the future. If we are unable to pursue an acquisition strategy in the future, we will be required to rely on internal growth to expand our business.

     Any acquisition we make may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, financial condition and results of operations. We also may experience difficulties in the assimilation of the operations, services, products and personnel of acquired companies, an inability to sustain or improve the historical revenue levels of acquired companies, the diversion of management's attention from ongoing operations and the potential loss of key employees of such acquired companies.

     WE DEPEND ON EXTERNAL FINANCING TO FUND OUR LEASES

     We fund a large percentage of the equipment leases we acquire or originate through our securitized funding facilities. The securitized funding facilities are available to fund leases which satisfy eligibility criteria for inclusion in our public securitizations. We repay borrowings under our securitized funding facilities with the proceeds we receive from our public securitization transactions. Any adverse impact on our ability to complete public securitization transactions could have a material adverse effect on our ability to obtain or maintain securitized funding facilities or the amount available under such facilities. Any failure to renew our existing securitized funding facilities or obtain additional facilities or other financings with pricing, advance rates and other terms consistent with our existing facilities could have a material adverse effect on our business, financial condition and results of operations.

     WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS

     Our lease financing business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. We expect to continue to require access to a large amount of capital to maintain and expand our volume of leases funded. If future market conditions adversely affect our ability to finance leases, we may require additional capital to fund our operations.

     INCREASES IN INTEREST RATES COULD ADVERSELY AFFECT OUR RESULTS OF
OPERATIONS

     The leases we finance are non-cancelable and require payments to be made by the lessee at fixed rates for specified terms. The rates we charge are based on interest rates prevailing in the market at the time of lease approval. Until we securitize or otherwise sell our leases, we generally fund the leases under our securitized funding facilities or from working capital. If we were to become unable to securitize or otherwise sell leases with fixed rates within a reasonable period of time after funding, our operating margins could be adversely affected by increases in interest rates. Moreover, increases in interest rates which cause us to raise the implicit rate we charge to our customers could cause a reduction in demand for our lease financing. We generally undertake to hedge against the risk of interest rate increases when our equipment lease portfolio exceeds $10.0 million. These hedging activities limit our ability to participate in the benefits of lower interest rates with respect to our hedged portfolio of leases. In addition, our hedging activities may not adequately insulate us from interest rate risks.

     INCREASES IN LESSEE DEFAULTS COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION

     We specialize in acquiring and originating equipment leases with a purchase price of less than $250,000, generally involving small and mid-size commercial businesses located throughout the United States. Small business leases generally entail a greater risk of non-performance and higher delinquencies and losses than leases entered into with larger, more creditworthy lessees. Because of our short operating history, we have limited performance data with respect to leases we finance. Thus, our historical delinquency and loss statistics do not necessarily predict our future performance.

     We funded the vast majority of the leases we acquired or originated through December 31, 1996 through a combination of the recourse and purchase price holdback features of our Private Label program. During the year ended December 31, 1998, we funded approximately 54% of the leases that we acquired or originated through our Wholesale and Retail programs, which do not have these credit protections. We believe that we will generate increasingly larger percentages of our lease originations in the future through lease funding programs that do not provide us with credit protection.

     The failure of our lessees to comply with the terms of their leases will result in the inability of these leases to qualify to serve as collateral under our securitized funding facilities and securitization program and may have a material adverse effect on our liquidity. Also, delinquencies and defaults in excess of levels estimated by our management in determining our allowance for credit losses and in valuing our right to receive excess cash flows under our securitization program could have a material adverse effect on our ability to obtain financing and effect public securitization transactions. Our inability to effect public securitization transactions could, in turn, have a material adverse effect on our business, financial condition and results of operations.

     OUR QUARTERLY RESULTS MAY FLUCTUATE

     We may experience significant fluctuations in quarterly operating results due to a number of factors, including, among others, the interest rate on the securities issued in connection with our securitization transactions, variations in the volume of leases we finance, differences between our cost of funds and the average implicit yield we receive on our leases prior to their being securitized or otherwise sold, the effectiveness of our hedging strategy, the degree to which we encounter competition in our markets and general economic conditions. As a result of these fluctuations, you should not rely on our results for any one quarter as predicting or guaranteeing our performance in future quarters.

     WE MAY BE UNABLE TO CONTINUE OUR GROWTH IN VOLUME OF LEASE FINANCING RECEIVABLES

     Our ability to sustain continued growth depends upon our capacity to attract, evaluate, finance and service increasing volumes of leases of suitable yield and credit quality. Our ability to accomplish this on a cost-effective basis is largely a function of our ability to market our products effectively, to manage our credit evaluation process to assure adequate portfolio quality, to provide competent, attentive and efficient servicing and to maintain access to institutional financing sources to achieve an acceptable cost of funds for our financing programs. Any failure to market our products effectively, to maintain our portfolio quality, to effectively service our leases or to obtain institutional financing at reasonable rates would have a material adverse effect on our business, financial condition and results of operations.

     WE RELY ON KEY EMPLOYEES WHOSE ABSENCE COULD ADVERSELY AFFECT OUR BUSINESS

     We depend to a large extent upon the experience, abilities and continued efforts of our senior management, including the management of companies we have acquired. We have entered into employment agreements with our principal executive officers. The loss of the services of one or more of the key members of our senior management could have a material adverse effect on our business, financial condition and results of operations. Our future success also will depend upon our ability to attract and retain additional skilled management personnel necessary to support anticipated future growth.

     COMPETITION COULD ADVERSELY AFFECT OUR BUSINESS

     The financing of small ticket equipment is highly competitive. We compete for customers with a number of national, regional and local finance companies. Our competitors also include those equipment manufacturers that finance the sale or lease of their products themselves and other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which provide financing for the purchase of equipment. Many of our competitors and potential competitors possess substantially greater financial, marketing and operational resources than we do. Our competitors and potential competitors include many larger, more established companies that may have a lower cost of funds than we do and access to capital markets and to other funding sources that may be unavailable to us.

     OUR LEASES ARE CONCENTRATED IN A SMALL NUMBER OF STATES AND INDUSTRIES; ADVERSE ECONOMIC OR REGULATORY CONDITIONS IN THOSE STATES OR INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

     Although our portfolio of leases includes lessees located throughout the United States, we acquire or originate a majority of our leases from sources operating in five states: Texas, Florida, New York, New Jersey and California. The ability of our lessees to honor their contracts may substantially depend on economic conditions in these states. All of our leases are collateralized by the related equipment. The recourse and holdback provisions of our Private Label program mitigate, but do not eliminate, a significant portion of any economic risk not recoverable through the sale of the related equipment.

     Also, a substantial portion of our leases are concentrated in certain industries, including the medical industry, the dental industry and the veterinary industry. If the economic or regulatory conditions prevalent in such industries were to change, our lessees may not be able to honor their lease obligations.

     If our major lease sources were to substantially reduce the number of leases sold to us, and we were not able to replace the lost lease volume, this reduction could have a material adverse effect on our business, financial condition and results of operations.

     WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH

     We have grown dramatically since our inception in June 1994. The volume of leases we acquired or originated was $4.5 million for the period from inception to December 31, 1994, $65.2 million for the year ended December 31, 1995, $179.2 million for the year ended December 31, 1996, $383.1 million for the year ended December 31, 1997, and $897.1 million for the year ended December 31, 1998. This growth has placed, and if sustained will continue to place, a burden on our administrative and financial resources. If our management is unable to effectively manage our future growth, this could have a material adverse effect on our business, financial condition and results of operations.

     IF WE ARE UNABLE TO REALIZE THE RECORDED RESIDUAL VALUES ON OUR EQUIPMENT, THIS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We retain a residual interest in the equipment covered by some of our leases. We reflect the estimated fair market value of the equipment at the end of the contract term of the lease as an asset on our balance sheet. Our results of operations depend, to some degree, upon our ability to realize these residual values. Realization of residual values depends on many factors, several of which are outside our control, including general market conditions at the time of expiration of the lease, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. If, upon the expiration of a lease, we sell or refinance the underlying equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we realize a loss reflecting the difference. If we were to fail to realize aggregate recorded residual values, this could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     From inception through 1997, our underwriting, customer service and collection staff were located in our Jupiter, Florida office. In order to consolidate our operations and maximize administrative efficiencies, we relocated our operations center from Jupiter, Florida to our headquarters in Houston, Texas. This relocation began in late 1997 and was completed in the first half of 1998. In connection with this relocation, we incurred non-recurring costs of $1.6 million during 1998 (or $0.08 per share), primarily attributable to personnel-related expenses.

     Our corporate headquarters are located in 9,114 square feet of leased space at 600 Travis Street, Suite 7050, Houston, Texas 77002. In connection with the relocation of our operations center to Houston, we leased approximately 27,742 quare feet of additional space in the building where our corporate headquarters are located. In addition, we lease office space for our regional offices in numerous locations in the United States and the United Kingdom. As of December 31, 1998, the aggregate monthly rent under all of our office leases was approximately $208,000. We believe that our current facilities are adequate for our existing needs and that suitable space will be available to satisfy future growth as required.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, First Sierra and its subsidiaries are parties to various claims, lawsuits and administrative proceedings arising in the ordinary course of business. Although we cannot predict the outcome of these lawsuits with certainty, we do not expect these matters to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     On May 15, 1997, our common stock began trading on the Nasdaq National Market under the symbol "FSFH." The following table sets forth the high and low sale prices of our common stock, as reported by Nasdaq, for the periods indicated, since May 15, 1997.

                                                              HIGH      LOW
                                                              ----      ---
1997
Second Quarter (beginning May 15)...........................  $11 1/4  $ 8 3/8
Third Quarter...............................................   20 1/4   10 1/2
Fourth Quarter..............................................   20 1/4   17 3/4

1998
First Quarter...............................................   27       16
Second Quarter..............................................   31       23 3/4
Third Quarter...............................................   32 5/8    6 3/8
Fourth Quarter..............................................   13 1/8    5 3/4

     On March 11, 1999, there were approximately 57 holders of record of our common stock.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit facilities and our Series A Preferred Stock restrict the payment of dividends on our common stock. Holders of shares of Series A Preferred Stock are entitled to receive annual cash dividends of $1.86 per share, payable annually as declared by our Board of Directors. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of our financial condition, capital requirements, earnings and prospects and any restrictions under our credit facilities or rights of the holders of the Series A Preferred Stock, as well as other factors the Board of Directors may deem relevant.

SALES OF UNREGISTERED SECURITIES

     On October 1, 1998, we acquired all of the outstanding shares of capital stock of Titan Finance, Limited, a company incorporated in England and Wales, in exchange for $2,250,000 in cash and $2,250,000 in convertible subordinated promissory notes. The offering and issuance of the promissory notes was effected pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended.

STOCKHOLDER RIGHTS PLAN

     On December 15, 1998, our Board of Directors declared a dividend distribution of one preferred stock purchase right for each share of our common stock. The dividend was payable on December 30, 1998 to stockholders of record at the close of business on December 28, 1998. Each right generally entitles the registered holder to purchase from First Sierra, upon the occurrence of certain triggering events, one one-hundredth of a share of our Junior Preferred Stock, Series C, par value $0.01 per share, at a purchase price of $65.25 per one one-hundredth of a share. The description and terms of the rights are set forth in the Rights Agreement, dated as of December 30, 1998, between First Sierra and Harris Trust and Savings Bank as Rights Agent.

     On December 31, 1998, we filed a Form 8-A with the Securities and Exchange Commission to register the rights pursuant to applicable law. Further information regarding the rights, including the Rights Agreement, may be found in the Form 8-A.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth our selected financial and operating data as of the dates and for the periods indicated (as restated). The selected consolidated financial data, as of December 31, 1994 and for the period from our inception (June 3, 1994) through December 31, 1994 and as of and for the years ended December 31, 1995, 1996, 1997 and 1998, have been derived from financial statements audited by Arthur Andersen LLP, independent public accountants. The selected financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes, included elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1994     1995      1996      1997      1998
                                                ------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Gain on sale of lease financing receivables
     through securitized transactions.........  $   --   $ 3,259   $ 3,456   $18,164   $16,291
  Gains from direct sales of lease financing
     receivables..............................   1,565     4,926     9,755    17,095    18,434
  Interest income.............................     183     3,069     6,387     9,193    17,315
  Servicing income............................       6       323     1,053     3,095     5,112
  Other income................................     955       958     2,720     4,052     3,991
                                                ------   -------   -------   -------   -------
          Total revenues......................   2,709    12,535    23,371    51,599    61,143

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1994     1995      1996      1997      1998
                                                ------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Expenses:
  Salaries and benefits.......................  $1,999   $ 2,235   $ 6,799   $15,554   $29,509
  Interest expense............................     163     2,632     5,049     5,180     6,027
  Provision for credit losses on lease
     financing receivables and investment in
     trust certificates.......................      28       392       605     2,101    10,364
  Depreciation and amortization...............      46       179       469     1,525     3,752
  Other general and administrative............   1,320     4,998     6,254    11,595    14,173
  Research and development costs of acquired
     companies................................      --        --        --        --     2,550
  Merger and acquisition expenses.............      --        --        --        --     1,742
  Relocation of operations center.............      --        --        --        --     1,593
                                                ------   -------   -------   -------   -------
          Total expenses......................   3,556    10,436    19,176    35,955    69,710
Net income (loss) before provision (benefit)
  for income taxes............................    (847)    2,099     4,195    15,644    (8,567)
Provision (benefit) for income taxes..........    (317)      720       932     5,107    (2,665)
                                                ------   -------   -------   -------   -------
Net income (loss).............................  $ (530)  $ 1,379   $ 3,263   $10,537   $(5,902)
                                                ======   =======   =======   =======   =======
Earnings (loss) per share, diluted(1).........   (0.07)      .17       .41      1.03      (.43)
                                                ======   =======   =======   =======   =======
Shares used in computing earnings (loss) per
  share.......................................   7,235     8,074     7,923    10,185    13,725
                                                ======   =======   =======   =======   =======

                                                             AS OF DECEMBER 31,
                                              ------------------------------------------------
                                               1994      1995      1996      1997       1998
                                              -------   -------   -------   -------   --------
BALANCE SHEET DATA:
Assets:
  Lease financing receivables, net..........  $29,961   $67,945   $62,769   $27,675   $337,162
  Cash and cash equivalents.................    2,502     1,265     3,793    14,569      7,928
  Other receivables.........................       --        --        --     4,087     11,596
  Investment in trust certificates..........       --        --     9,534    12,512      7,288
  Marketable securities.....................       --        --        --     4,223      5,042
  Goodwill and other intangible assets,
     net....................................       --       732     2,003    20,162     39,202
  Furniture and equipment, net..............      393        --     3,615     5,801      9,909
  Other assets..............................    1,324     1,367     2,040     3,929      6,923
  Current tax receivables...................       --        --        --        --      3,243
                                              -------   -------   -------   -------   --------
          Total assets......................  $34,180   $71,309   $83,754   $92,958   $428,293
                                              =======   =======   =======   =======   ========

Liabilities and Stockholders' Equity:
  Nonrecourse Debt..........................  $    --   $    --   $    --   $    --   $276,511
  Debt......................................   23,539    56,166    53,153    14,937     23,026
  Subordinated Notes Payable................    9,000     9,000     9,000     6,000      3,250
  Other liabilities.........................    1,223     4,300    13,374    28,794     40,989
                                              -------   -------   -------   -------   --------
          Total liabilities.................  $33,762   $69,466   $75,527   $49,731   $343,776
                                              =======   =======   =======   =======   ========
  Redeemable preferred stock................       --        --     3,890     2,640        469
  Stockholders' equity......................      418     1,843     4,337    40,587     84,048
                                              -------   -------   -------   -------   --------
          Total liabilities and
            stockholders' equity............  $34,180   $71,309   $83,754   $92,958   $428,293
                                              =======   =======   =======   =======   ========

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                           1994       1995       1996       1997        1998
                                          -------   --------   --------   --------   ----------
                                                         (DOLLARS IN THOUSANDS)
OPERATING DATA:
Lease financing receivables acquired and
  originated(2):
  Private Label
     Average interest rate..............     9.92%      9.78%      9.45%      9.14%        7.53%
     Principal amount...................  $ 4,492   $ 65,244   $161,137   $210,113   $  249,327
  Wholesale(3)
     Average interest rate..............       --         --      14.07%     13.32%       12.47%
     Principal amount...................  $    --   $     --   $ 10,543   $ 74,781   $  106,215
  Retail(3)
     Average interest rate..............                          16.09%     15.79%       16.60%
     Principal amount...................  $    --   $     --   $  7,526   $ 98,229   $  377,299
  Captive Finance(4)
     Principal amount...................  $    --   $     --   $     --   $     --   $  164,290
                                          -------   --------   --------   --------   ----------
  Total
     Average interest rate..............     9.92%      9.78%     10.00%     11.66%       12.94%
     Principal amount...................  $ 4,492   $ 65,244   $179,206   $383,123   $  897,131
Total principal amount adjusted for
  poolings of interests.................  $74,824   $168,035   $352,203   $640,359   $  897,131
Total leases serviced(5)
     Principal amount...................  $40,543   $ 77,204   $217,283   $504,387   $  892,929
Credit quality statistics:
  Delinquencies (at period end)
     Gross lease receivables serviced
       and owned(5).....................  $ 5,784   $ 83,687   $257,234   $611,358   $1,070,574
     31-60 days.........................     0.00%      2.53%      2.40%      1.87%        1.33%
     61-90 days.........................     0.00%      0.45%      0.78%      0.57%        0.65%
     91+ days...........................     0.00%      0.08%      0.33%      0.37%        0.58%
                                          -------   --------   --------   --------   ----------
          Total delinquencies...........     0.00%      3.06%      3.51%      2.81%        2.56%
  Net charge-offs
     Private Label(5)
       Principal amount.................  $    --   $     --   $     25   $    222   $      505
     Wholesale and Retail(5)
       Principal amount.................  $    --   $     --         --   $    362   $    3,776
     Net charge-offs as % of average
       receivables outstanding..........       --         --         --       0.18%        0.65%

---------------

(1) See Note 2 to Financial Statements for a description of the computation of earnings (loss) per share.

(2) Lease financing receivables acquired or originated during the year ended December 31, 1997 do not include approximately $44.6 million of leases acquired in connection with our acquisition of Heritage Credit Services, Inc., and lease financing receivables acquired or originated during the year ended December 31, 1998 do not include approximately $17.9 million of leases acquired in connection with our acquisitions of three leasing companies located in the United Kingdom.

(3) We established our Wholesale and Retail programs in July 1996.

(4) We established our Captive Finance program in March 1998. During 1998, we did not retain on our balance sheet any of the leases we originated under our Captive Finance program.

(5) Excludes lease receivables and losses on lease receivables acquired through business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     First Sierra Financial, Inc. customizes lease financing products and offers servicing, consulting and technology solutions for commercial customers. We acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, medical, dental, diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $20,000 for leases originated in 1997 and $31,000 for leases originated in 1998. Because of their relatively small size, the leases we finance are commonly referred to in the finance industry as "small ticket leases."

     During 1998, we consummated mergers with Independent Capital Corporation, Integrated Lease Management, Inc., Vendor Leasing, Inc., TFS, Inc., 21st Century Credit Leasing Services, Inc., and the Republic Group, Inc. which were accounted for as poolings of interests. The accompanying financial statements and the related discussion of results of operations for the years ended December 31, 1996 and 1997 have been restated to include the financial position and results of operations of all material acquired companies.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to this date, we recorded a gain on sale of lease financing receivables when we included the receivables in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our future securitization transactions so as to retain the leases we acquire and originate on our balance sheet and earn an interest margin on those assets over the life of the leases.

     Prior to making this strategic decision, our senior management and Board of Directors analyzed the impact of recognizing interest income over the life of the assets held on our balance sheet, our funding strategies, the credit quality of our lease receivables, the overall strength of our balance sheet and our positive cash flow characteristics. We determined that cash flows from our securitized assets would not be significantly different whether securitizations were structured as financings or as sales. Accordingly, we do not expect this change to have a significant impact on our cash flow.

     We do expect that, initially, our earnings per share will be negatively affected by the change. However, we believe that the change will build long-term value for First Sierra and its stockholders by establishing consistent portfolio earnings, removing uncertainty in recognition of income, limiting earnings volatility and enhancing franchise value.

     We began operations in June 1994 and initially developed a program to purchase leases from leasing companies that had the ability to originate significant lease volume and were willing and able to provide us with credit protection and perform some of the more labor-intensive servicing functions on an ongoing basis with respect to the leases sold to us. This program, referred to as our "Private Label" program, was designed to provide us with access to high volumes of leases eligible for the securitization market, while minimizing our risk of loss. Each Private Label lease source provides us with credit protection through a combination of recourse and purchase price holdback features and performs servicing functions such as credit collection, equipment repossession and liquidation with respect to the leases they sell to us. Generally, we receive and process all lease payments on leases that we purchase under our Private Label program.

     We have experienced significant growth in our Private Label program since its inception. Under this program, we purchased $4.5 million of leases in 1994, $65.2 million of leases in 1995, $161.1 million of leases in 1996, $210.1 million of leases in 1997 and $249.3 million of leases in 1998. Our weighted average yield on Private Label leases from inception through December 31, 1998 was 8.70%.

     In 1996, as part of our growth strategy, we began targeting additional sources of lease volume from small ticket lease brokers who were unable or unwilling to provide the credit protection or perform the servicing functions required under our Private Label program and through relationships with manufacturers, dealers and other vendors of equipment. We established our Wholesale and Retail programs in 1996 through two strategic acquisitions and have expanded these programs through additional acquisitions in 1997 and 1998. In a typical Wholesale or Retail arrangement, we originate leases without recourse to the lease source. We also perform all servicing functions on leases acquired or originated under our Wholesale and Retail programs. As a result, our yields are higher than those on our Private Label leases. Our weighted average yields on our Wholesale leases were 14.07% in 1996, 13.32% in 1997, and 12.47% in 1998. Our weighted average yields on our Retail leases were 16.09% in 1996, 15.79% in 1997 and 16.60% in 1998. Under our Wholesale program, we funded $10.5 million of leases in 1996, $74.8 million of leases in 1997 and $106.2 million of leases in 1998. Under our Retail program, we funded $7.5 million of leases in 1996, $98.2 million of leases in 1997, and $377.3 million of leases in 1998. We established our Captive Finance program with our acquisition of Independent Lease Management, Inc. in March 1998. During 1998, we funded $164.3 million of leases under our Captive Finance program, all of which we subsequently sold to third parties. As a result, substantially all of the revenue we generated under this program during 1998 was from servicing income rather than yield income. In the future, we intend to retain a portion of leases funded under our Captive Finance program in our lease portfolio until they can be financed, securitized or otherwise sold.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Gain on sale of lease receivables decreased $1.9 million, or 10%, from $18.2 million for the year ended December 31, 1997 to $16.3 million for the year ended December 31, 1998. This decrease in leases sold was largely the result of our strategic decision, effective July 1, 1998, to alter the structure of our securitization transactions so as to retain our lease financing receivables on our balance sheet after securitization and recognize interest income over the life of the leases, rather than recognizing gain on sale at the time of securitization. Because of this decision, the volume of lease receivables securitized that met the criteria for sales of lease financing receivables under generally accepted accounting principles decreased from $395.7 million in 1997 to $265.0 million in 1998.

     Gains from direct sales of lease financing receivables increased $1.3 million, or 8%, from $17.1 million for the year ended December 31, 1997 to $18.4 million for the year ended December 31, 1998. This increase directly resulted from an increase in volumes of leases brokered or discounted to third parties.

     Interest income increased $8.1 million, or 88%, from $9.2 million for the year ended December 31, 1997 to $17.3 million for the year ended December 31, 1998. This increase primarily related to a 78% increase in our average balance of lease receivables outstanding during 1998 as a result of our decision to retain lease receivables on our balance sheet after securitization. An increase in our weighted average yield of lease receivables, resulting from the fact that leases acquired under our Retail program, which are higher yielding, represented a larger percentage of our total originations in 1998 than in 1997, also contributed to the overall increase in interest income.

     Servicing income increased $2.0 million, or 65%, from $3.1 million for the year ended December 31, 1997, to $5.1 million for the year ended December 31, 1998. This increase primarily resulted from a 100% increase in the weighted average balance of lease receivables serviced under our securitization program, which was partially offset by a decrease in the ratio of late fees collected to total assets owned and serviced. The ratio of late fees collected to total assets owned and serviced decreased because of lower delinquencies in our portfolio of owned and serviced leases. The change in the structure of our securitization transactions also served to offset the increase in servicing income. Effective July 1, 1998, when we began retaining lease receivables on our balance sheet after securitization, servicing fees related to lease receivables securitized after such date were recorded as reduction of interest expense rather than as servicing income.

     Other income decreased $0.1 million, or 2%, from $4.1 million for the year ended December 31, 1997, to $4.0 million for the year ended December 31, 1998. Other income consists of miscellaneous income items and documentation and other fees we collect in connection with our origination and administration of leases.

Although documentation and administration fees increased by $300,000 in 1998 due to the overall expansion of our business, other miscellaneous income items decreased by $400,000 in 1998.

     Salaries and benefits increased $13.9 million, or 89%, from $15.6 million for the year ended December 31, 1997 to $29.5 million for the year ended December 31, 1998. This increase was primarily related to a 154% increase in the number of people we employed from December 31, 1997 to December 31, 1998. The number of employees increased because of our acquisitions as well as the general expansion of our business. During the fourth quarter 1998 as a part of our ongoing effort to increase the efficiency of our operations, we eliminated certain administrative positions and underperforming sales people thereby reducing our work force by 103 people, or 17%, from 597 people on September 30, 1998.

     Interest expense increased $0.8 million, or 16%, from $5.2 million for the year ended December 31, 1997 to $6.0 million for the year ended December 31, 1998. The increase primarily related to a 20% increase in outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. The increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

     Provision for credit losses increased $8.3 million, or 393%, from $2.1 million for the year ended December 31, 1997 to $10.4 million for the year ended December 31, 1998. This increase was primarily due to a $6.0 million charge to write down the carrying value of our investment in trust certificates as a result of the widening of the spread over Treasuries paid to investors in securitization transactions from the time we initially securitized our leases in our securitized funding facilities to the time we permanently securitized our leases in December 1998. The widening of spreads was due to economic turmoil in Russia and Asia and other economic factors. In December 1998, we were successful in completing a public securitization in a difficult market. This write-down affects only the lease receivables we securitized prior to July 1, 1998. As for leases securitized after July 1, 1998, we no longer record an investment in trust certificate and gain on sale related to such securitizations. The increase in provision for credit losses was also the result of an increase in lease receivables retained on our balance sheet during 1998, which also resulted from our decision to retain leases on balance sheet effective July 1, 1998.

     Depreciation and amortization increased $2.3 million, or 146%, from $1.5 million for the year ended December 31, 1997, to $3.8 million for the year ended December 31, 1998. This increase was primarily attributable to an 88% increase in goodwill and other intangible assets during 1998, due to our acquisition of five businesses from April 1998 through October 1998 which were accounted for using the purchase method of accounting. A 71% increase in our fixed assets from December 1997 to December 1998 also contributed to the increase in deprecation and amortization.

     Other general and administrative expenses increased $2.6 million, or 22%, from $11.6 million for the year ended December 31, 1997 to $14.2 million for the year ended December 31, 1998. This increase resulted from the general expansion of our business and the acquisitions referred to above.

     In April 1998, we acquired Nexsoft, Inc. of Denver, Colorado. Nexsoft is a software development firm specializing in software for the equipment leasing industry. We accounted for this transaction using the purchase method of accounting. We allocated the purchase price to the net assets acquired and to purchased in-process research and development. Purchased in-process research and development includes the value of products in the development stage which were not considered to have reached technological feasibility. As a result, we expensed $2.6 million of acquisition costs during the year ended December 31, 1998.

     During the year ended December 31, 1998, we incurred approximately $1.7 million of expenses in connection with the acquisition or proposed acquisition of companies accounted for as poolings of interests. Approximately $559,000 of this amount related to our proposed merger with the Oliver-Allen Corporation, which we mutually agreed to terminate in August 1998. We did not incur any of these acquisition costs during the year ended December 31, 1997.

     During the year ended December 31, 1998, we incurred approximately $1.6 million of costs in connection with the relocation of our operations center from Jupiter, Florida to Houston, Texas. We did not incur any of these relocation costs during the year ended December 31, 1997.

1997 COMPARED TO 1996

     During the years ended December 31, 1996 and 1997, we sold leases with an aggregate principal balance of $152.0 million and $395.7 million, respectively, net of unearned income, through our securitization program. We recognized gains of $3.5 million and $18.2 million, respectively, as a result of these sales and retained trust certificates in the related trusts. The gains we recognized upon sales of leases through securitization transactions increased as a percentage of leases sold through securitization transactions from 2.3% for the year ended December 31, 1996, to 4.6% for the year ended December 31, 1997. This increase was directly attributable to an increase in the weighted average interest rate of leases we sold as a result of the inclusion of higher yielding leases acquired under our Wholesale and Retail programs and a decrease in the level of trust certificates we were required to retain in the securitization trusts.

     Additionally, we recognized gains of $17.1 million on leases we sold or discounted to third parties during the year ended December 31, 1997, an increase of $7.3 million from the previous year. We also recognized a gain of $853,000 upon the sale of a portfolio of lease receivables with an aggregate principal balance of $7.6 million to a third party during 1997.

     Interest income increased $2.8 million, or 44%, from $6.4 million for the year ended December 31, 1996 to $9.2 million for the year ended December 31, 1997. This increase primarily related to an increase of $1.0 million during 1997 of interest income recognized on trust certificates we retained in our securitization transactions. The remaining difference resulted from a 17% increase in the average rate earned on the leases. The increase in the average rate earned on the leases was directly attributable to the formation of our Wholesale and Retail programs in July 1996.

     Servicing income increased $2.0 million, or 194%, from $1.1 million for the year ended December 31, 1996 to $3.1 million for the year ended December 31, 1997. This increase was primarily attributable to a 207% increase in leases serviced for others from December 31, 1996 to December 31, 1997.

     Other income increased $1.3 million, or 49%, from $2.7 million for the year ended December 31, 1996 to $4.1 million for the year ended December 31, 1997. This increase primarily related to an increase in documentation and other fees we collected in connection with our origination and administration of leases due to the expansion of our Retail and Wholesale originations.

     Salaries and benefits increased $8.8 million, or 129%, from $6.8 million for the year ended December 31, 1996 to $15.6 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in the number of people we employed. The number of employees increased because we acquired ten companies from July 1996 through November 1997. In addition, salaries and benefits increased due to the higher level of servicing required as a result of the formation of our Wholesale and Retail programs in July 1996.

     Interest expense increased $131,000, or 3%, from $5.0 million for the year ended December 31, 1996 to $5.2 million for the year ended December 31, 1997. This increase related to additional indebtedness we assumed in connection with acquisitions at higher interest rates than those under our existing warehouse facilities, which were substantially offset by shorter periods that we held leases prior to securitization due to the formation of our securitized funding facilities, and reduced amounts of subordinated notes payable outstanding due to our repayment of one note with proceeds from our initial public offering in May 1997.

     Provision for credit losses increased $1.5 million, or 247%, from $605,000 for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997. This increase was primarily due to the origination of $173.0 million of leases under our Wholesale and Retail programs during the year ended December 31, 1997, which have a greater exposure to credit losses than leases originated under our Private Label program.

     Depreciation and amortization increased $1.1 million, or 225%, from $469,000 for the year ended December 31, 1996 to $1.5 million for the year ended December 31, 1997. This increase was attributable to a 696% increase in amortization of goodwill and other intangible assets resulting from the acquisitions referred to above as well as a 168% increase in depreciation of fixed assets owned at December 31, 1997.

     Other general and administrative expenses increased $5.3 million, or 85%, from $6.3 million for the year ended December 31, 1996 to $11.6 million for the year ended December 31, 1997. This increase was primarily attributable to the general expansion of our business and our acquisition of eight businesses in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Our lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, we have funded our operations primarily through borrowings under our funding facilities, sales of our common stock and by including our leases in public and private securitization transactions. During the first quarter of 1998, we sold 2,567,084 shares of common stock in a secondary public offering, raising net proceeds of approximately $39.7 million after deducting underwriting discounts and commissions and offering expenses. We expect to continue to require access to large amounts of capital to maintain and expand our volume of leases funded and, depending upon market conditions, to complete acquisitions of additional lease finance companies.

     Our uses of cash include the acquisition and origination of equipment leases, payment of interest expenses, repayment of borrowings under our securitized funding facilities, and the payment of operating and administrative expenses, income taxes and capital expenditures. The structure of our lease funding programs, including the holdback and recourse features of our Private Label program, along with the structure of our securitized funding facilities and public securitization transactions, enabled us to generate positive cash flow from operations in 1996, 1997 and 1998. We do not expect the strategic decision we made in the third quarter of 1998 to retain our lease receivables on our balance sheet as long-term investments to affect our cash flows from operations.

     We use our securitized funding facilities to fund the acquisition and origination of leases that satisfy the eligibility requirements established under each facility. These funding facilities provide us with advance rates that generally do not require us to utilize our capital during the period that we are financing lease receivables under the facilities. The liquidity provided under some of our facilities is generally interim in nature and we seek to refinance or resell the lease receivables that we fund under these interim facilities through our public securitization program within six to twelve months after we acquire or originate the leases.

     We believe that our existing cash and investment balances, cash flow from operations, net proceeds from future securitization transactions and amounts available under our securitized funding facilities will be sufficient to fund our operations for the foreseeable future.

     SECURITIZED FUNDING FACILITIES

     As of December 31, 1998, our five securitized funding facilities had an aggregate funding capacity of $586.6 million. As of December 31, 1998, $221.2 million was available under these facilities.

     Through June 30, 1998, our securitized funding facilities were structured so that transfers to those facilities were considered sales under generally accepted accounting principles. Effective July 1, 1998, concurrent with our strategic decision to retain our lease receivables on our balance sheet as long-term investments, we modified the structure of our securitized funding facilities so that advances under the facilities would be considered debt under generally accepted accounting principles. The cash flows available to us, which are generally based on the advance rates and discount rates set forth in the facility agreements, were generally unaffected by the modifications to the agreements.

     PUBLIC SECURITIZATION TRANSACTIONS

     To date, the proceeds that we have received in our public securitization transactions have generally been sufficient to repay amounts we have borrowed under our securitized funding facilities, as well as issuance expenses related to each securitization. We generally structure our securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. We anticipate that our future financings of equipment leases will be principally through securitization transactions and, to a lesser extent, through portfolio sales and sales to third-party financing sources.

     As of December 31, 1998, we had completed four public securitization transactions involving the issuance of $627.0 million of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, and the Series 1998-1 transaction in December 1998.

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

     In connection with the Series 1997-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc. and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and AA, respectively, by Duff & Phelps Credit Rating Co., and were sold on a non-recourse basis in the private market. The Class B-2 Note was enhanced through a letter of credit with Dresdner Bank AG, which resulted in the higher ratings. We retained a Class B-3 Note, which was rated B by Duff & Phelps Credit Rating Co., for future sale in the private market.

     Due to our ability to structure and sell Class B-1 and Class B-2 rated components of our securitizations, the remaining interest that we were required to retain was reduced, which allowed us to maximize the cash proceeds generated from each transaction.

     In connection with the Series 1998-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA, Inc. were sold in the public market. The Class B-1 and Class B-2 notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B Note was rated B by Duff & Phelps Credit Rating Co., and Fitch IBCA, Inc. and was retained by the Company for future sale in the private market.

     We were able to realize approximately 94.0% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1 and 1996-2 securitizations, approximately 96.0% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, and approximately 95% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1998-1 securitization.

     SUBORDINATED NOTES

     In May 1997, we entered into a $5.0 million subordinated revolving credit facility with an affiliate. The commitment level on this facility is scheduled to decrease by $1.0 million per year. Advances under this facility bear interest at 11.00% per annum. As of December 31, 1998, we had not borrowed any money under this facility.

     In connection with the acquisition of Heritage in May 1997, we issued a $1.0 million subordinated note payable to the former owner of Heritage. Such note bears interest at 9.00% per annum, with principal payable semi-annually over 5 years.

     On October 1, 1998, we acquired all of the outstanding shares of capital stock of Titan Finance, Limited, a company incorporated in England and Wales, in exchange for $2,250,000 in cash and $2,250,000 in convertible subordinated promissory notes. The promissory notes bear interest at a rate of 6% per annum, payable semi-annually, with the outstanding principal amount due October 1, 2003. The notes will automatically convert into shares of the Company's common stock when the average trading price of the common stock for the twenty days preceding conversion equals or exceeds $20.00. Upon conversion, the Company will issue one share of common stock for each $20.00 of outstanding principal amount of the notes.

     INTEREST RATE MANAGEMENT ACTIVITIES

     Our implicit yield on all of our leases is based on a fixed interest rate because the leases have scheduled payments that are fixed at the time of origination of the leases. When we acquire or originate leases, we base our pricing on the "spread" we expect to achieve between the implicit yield to us on each lease and the effective interest we will have to pay when we include the lease in a public securitization transaction or otherwise sell the lease. Increases in interest rates between the time we acquire or originate the lease and the time we include the lease in a public securitization transaction or otherwise sell the lease could narrow or eliminate the spread, or result in a negative spread.

     Our policy is to generally mitigate the risk on changes in interest rates. We mitigate the volatility of interest rate movement between the time we acquire or originate a lease and the time we include the lease in a public securitization transaction by hedging movements in interest rates using interest rate swap derivatives which match the underlying cash flow associated with the leases we originate. Under these swap agreements, we receive interest on the notional amount at either the 30-day LIBOR or the 30-day AA Corporate Commercial Paper Index, and we pay a fixed rate which is equal to a spread over the yield to maturity of U.S. Treasury securities similar to the maturities of the specific leases being held for securitization.

     We generally implement these hedging arrangements when our portfolio of unhedged leases reaches $10.0 million. At certain times, changes in the interest rate market present favorable conditions to hedge against future rate movement. We may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but we generally limit this activity to levels where we are confident of origination in the near term.

YEAR 2000 READINESS

     The "Year 2000 problem" exists because many computer programs, embedded systems and components were designed to refer to a year by the last two digits of the year, such as "99" for "1999." As a result, some of these systems may not properly recognize that the year that follows "1999" is "2000" and not "1900." If those problems are not corrected, the systems could fail or produce erroneous results. No one knows the extent of the potential impact of the Year 2000 problem generally.

     OUR STATE OF READINESS

     During 1998, we began our Year 2000 program by making initial inquiries of the software vendors for our major applications as to the Year 2000 readiness of such applications. We received assurances from these vendors that these applications are Year 2000 ready. We also began making inquiries of significant customers and other counterparties as to their Year 2000 readiness. For purposes of our Year 2000 program, we have divided all of our applications, systems, relationships and services into three groups:

     - Mission critical items are those that we require to operate our business without disruption,

     - Important items are those that we do not require to operate our business without disruption but that are important to our day-to-day operations, and

     - Ordinary items are those that do not depend on date specific data or are not important to our day-to-day operations.

     Our Year 2000 program for all of our hardware, software, operating systems, relationships and services consists of the following six phases:

          Inventory

     During this first phase of our Year 2000 program, we compiled information relating to all hardware, software, operating systems, relationships and services that may be affected by the Year 2000 problem. As of the date of this report, we have substantially completed this phase.

          Impact Analysis

     This phase will encompass the initial analysis of all of our hardware and software, including embedded technologies and other "non-information technology" applications, and our operating systems, relationships and services, to determine whether there is a possibility that they are not Year 2000 ready, and how this may affect us. We will also investigate and categorize the hardware, software, systems, relationships and services as mission critical, important, or ordinary. We expect this phase to be completed during the second quarter of 1999.

          Solution Planning

     Based on the results of our impact analysis, we will identify the necessary steps to ensure Year 2000 readiness. This analysis will determine whether the hardware, software, systems, relationship or services will be scanned using Year 2000 scanning software, manually checked, or will be checked for readiness through website or personal letter confirmation. We expect this phase to be completed by the end of the second quarter of 1999.

          Corrective Procedures

     In this phase, we will detail and perform the steps outlined from the results of the Solution Planning phase to identify those fields or processes that contain a Year 2000 problem, and to develop appropriate corrective procedures. These corrective procedures may include remediation, replacement, or retirement. We expect this phase to be completed by the end of the third quarter of 1999 for mission critical applications and the end of the fourth quarter of 1999 for important applications.

          Quality Assurance

     During this phase, we will ensure that the necessary steps that are taken to test any date related issues can be properly executed to create Year 2000 readiness for the specific process or system. In addition, this phase will ensure that all related processes and systems are not affected by the corrective action. We expect this phase to be completed by the end of the third quarter of 1999 for mission critical applications and the end of the fourth quarter of 1999 for important applications.

          Contingency Planning

     In the event that we are unable to correct a Year 2000 problem in a mission critical process or system prior to September 30, 1999, a contingency plan will be completed to ensure continued operation after December 31, 1999. In completing this contingency plan, we will identify alternatives, including manual processes, the expected correction date, and any conversion issues from the manual process to the corrected system.

     COSTS TO ADDRESS OUR YEAR 2000 ISSUES

     We did not incur any material cost to address Year 2000 issues during the year ended December 31, 1998. We estimate that we will incur costs approximating $250,000 during 1999 to complete our resolution of Year 2000 issues.

     RISKS OF OUR YEAR 2000 ISSUES.

     We have not identified any specific known events, trends or uncertainties which are reasonably likely to have a material effect on our business, results of operations, or financial condition. We will continue to review these issues as we evaluate the progress of our Year 2000 program.

     The foregoing constitutes a Year 2000 statement and readiness disclosure subject to the protections afforded it by the federal Year 2000 Information and Readiness Disclosure Act of 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of our business exposes us to market risk arising from changes in interest rates, credit spreads, and exchange rates. We have instituted risk management policies to monitor and limit these exposures as follows:

INTEREST RATE RISK

     To manage our interest rate risk, we have implemented policies that are designed to minimize changes in our cost of funds associated with changes in benchmark interest rates after lease receivables have been funded. The measurement of market risk associated with financial instruments is meaningful when all related and offsetting transactions are aggregated, and the resulting net positions are identified.

     Our implicit yield on all of our leases is based on a fixed interest rate. We generally obtain initial funding for lease acquisitions and originations through borrowings under our securitized funding facilities and, from time to time, depending on market conditions, we include the lease receivables in a securitization transaction or portfolio sale. Because the securitized funding facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of December 31, 1998, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables.

     The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of December 31, 1998 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

1999 pre-tax earnings change from increase in benchmark Treasury by 50 basis points:

Decrease in pre-tax earnings from increase in interest
  expense...................................................  $(901,134)
Increase in pre-tax earnings from decrease in interest
  expense due to the amortization of swap proceeds..........    708,290
                                                              ---------
Net decrease in pre-tax earnings............................  $(192,844)
                                                              =========

CREDIT SPREAD RISK

     We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our securitized funding facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of December 31, 1998, an increase of 50 basis points in the credit spread would result in a $901,000 decrease in our pre-tax earnings in 1999, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

FOREIGN EXCHANGE RISK

     We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of December 31, 1998, our pound sterling denominated lease receivables totaled approximately $23.5 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $16.6 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of December 31, 1998, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $68,000 decrease in our pretax earnings in 1999.

     While the earnings sensitivity analyses presented above represent our best estimate of the impact on our earnings and balance sheet of various market rate movements, the actual behavior will likely differ from what we project. From time to time, we recalibrate our assumptions and adjust our modeling techniques as needed to improve the accuracy of the risk measurement results. You should also be aware that actual movements of market interest rates can include changes in the shape of the yield curve and changes in the basis relationship between various market rates, among other changes, which are not captured in the sensitivity analyses presented here.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements included in this Report beginning at page F-1 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the identity and business experience of our directors is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 under the caption "Election of Directors" and is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of our executive officers is set forth in Item 1 of this Report under the caption "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Organization and Remuneration of Board of Directors" and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 under the caption "Securities Beneficially Owned by Principal Stockholders and Management" and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 under the caption "Certain Relationships and Related Transactions" and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) See Index to Financial Statements on Page F-1 of this Report.

     (a)(2) Financial Statement Schedules

                                                              PAGE
                                                              ----
The following Financial Statement Schedule and the Report of
Independent Accountants on Financial Statement Schedule are
included in this report on the pages indicated:
Report of Independent Public Accountants on Financial         F-34
Statement Schedule..........................................
Financial Statement Schedule II -- Valuation and Qualifying   F-35
Accounts....................................................
All other schedules are omitted as the required information
is inapplicable or the information is presented in the
consolidated financial statements or related notes.

     (a)(3) List of Exhibits

EXHIBITS

    3.1. Restated Certificate of Incorporation of First Sierra, as amended.
    3.2. Amended and Restated Bylaws of First Sierra (incorporated by reference to Exhibit 3.2 to Registrant's Form S-1
             Registration Statement (Registration No. 333-22629)).
    4.1.     Rights Agreement, dated December 30, 1998, between First
             Sierra and Harris Trust and Savings Bank, as Rights Agent, together with the Form of Certificate of Designations of Preferred Stock attached thereto as Exhibit A, the Form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Stock attached thereto as Exhibit C (incorporated by reference to Exhibit
             4.1 to Registrant's Form 8-A filed December 31, 1998).
   10.1.     1997 Stock Option Plan (incorporated by reference to Exhibit
             10.1 to Amendment No. 2 to Registrant's Form S-1
             Registration Statement (Registration No. 333-22629)).*
   10.2.     Amendment to 1997 Stock Option Plan.*
   10.3.     Reserved
   10.4. Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant's
             Form S-1 Registration Statement (Registration No.
             333-22629)).
   10.5.     Asset Purchase Agreement dated June 28, 1996 between First
             Sierra Financial, Inc., First Sierra Acquisition, Inc. and
             General Interlease Corporation and Eric Barash and Daniel
             Dengate (incorporated by reference to Exhibit 10.4 to Registrant's Form S-1 Registration Statement (Registration
             No. 333-22629)).

   10.6. Agreement and Plan of Reorganization dated October 15, 1996 among Valerie A. Hayes, Corporate Capital Leasing Group,
             Inc., the Company and First Sierra Pennsylvania, Inc.
             (incorporated by reference to Exhibit 10.5 to Registrant's
             Form S-1 Registration Statement (Registration No.
             333-22629)).
   10.7.     Asset Purchase Agreement, dated February 4, 1997, between
             Lease Pro, Inc., Charles E. Lester and First Sierra
             (incorporated by reference to Exhibit 10.6 to Registrant's
             Form S-1 Registration Statement (Registration No.
             333-22629)).
   10.8. First Amendment to Agreement and Plan of Reorganization dated February 27, 1997 among Valerie A. Hayes, Corporate
             Capital Leasing Group, Inc., the Company and First Sierra
             Pennsylvania, Inc. (incorporated by reference to Exhibit
             10.7 to Registrant's Form S-1 Registration Statement
             (Registration No. 333-22629)).
   10.9.     Agreement and Plan of Merger between Oren M. Hall, Charles
             E. Brazier, Greg E. McIntosh, Brent M. Hall, Heritage Credit
             Services, Inc., the Company and First Sierra California,
             Inc. dated as of February 1, 1997 (incorporated by reference to Exhibit 10.8 to Registrant's Form S-1 Registration
             Statement (Registration No. 333-22629)).
   10.10. Form of Registration Rights Agreement between First Sierra and Oren M. Hall (incorporated by reference to Exhibit 10.9 to Registrant's Form S-1 Registration Statement
             (Registration No. 333-22629)).
   10.11.    Employment Agreement between Thomas J. Depping and First
             Sierra (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Registrant's Form S-1 Registration
             Statement (Registration No. 333-22629)).*
   10.12.    Employment Agreement between Sandy B. Ho and First Sierra.*
   10.13.    Employment Agreement between Robert H. Quinn, Jr. and First
             Sierra (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Registrant's Form S-1 Registration
             Statement (Registration No. 333-22629)).*
   10.14.    Employment Agreement between Oren M. Hall and First Sierra
             (incorporated by reference to Exhibit 10.13 to Amendment No.
             1 to Registrant's Form S-1 Registration Statement
             (Registration No. 333-41833)).*
   10.15.    Employment Agreement between Michael A. Sabel and First
             Sierra (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
             1998).
   10.16. Agreement and Plan of Merger dated as of June 24, 1998 by and among First Sierra Financial, Inc., Sierra Acquisition
             Corporation II, The Republic Group, Inc., James T. Raeder and Mark G. McQuitty (incorporated by reference to Exhibit
             2.1 to Registrant's Form 8-K filed as of July 24, 1998).
   10.17     Employment Agreement between David L. Pederson and First
             Sierra.*
   21.1.     Subsidiaries of First Sierra.
   23.1.     Consent of Arthur Andersen LLP.
   27.1.     Financial data schedules.
   27.2      Restated Financial Data Schedule for 1997.
   27.3      Restated Financial Data Schedule for 1996.

---------------

* Indicates management contract or compensatory plan or arrangement.

     (b) First Sierra filed the following two reports on Form 8-K during the fourth quarter of 1998:

     On October 1, 1998, we filed a Form 8-K reporting, under Item 9, the issuance of common stock in connection with our acquisition of all of the outstanding shares of capital stock of Titan Finance Limited, a company incorporated in England and Wales.

     On December 15, 1998, we filed a Form 8-K reporting, under Item 5, our dividend distribution of certain stock purchase rights to our stockholders.

     (c) The exhibits filed as part of this Report are as specified in Item 14(a)(3) herein.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997 and 1998..........................  F-4
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 1996, 1997 and 1998..............  F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1997 and 1998..............  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1997 and 1998..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To First Sierra Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of First Sierra Financial, Inc., and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Sierra Financial, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/  ARTHUR ANDERSEN LLP

Houston, Texas
February 17, 1999

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                              RESTATED
Lease financing receivables, net............................  $27,675    $337,162
Cash and cash equivalents...................................   14,569       7,928
Other receivables...........................................    4,087      11,596
Investment in trust certificates............................   12,512       7,288
Marketable securities.......................................    4,223       5,042
Goodwill and other intangible assets, net...................   20,162      39,202
Furniture and equipment, net................................    5,801       9,909
Other assets................................................    3,929       6,923
Current tax receivables.....................................       --       3,243
                                                              -------    --------
          Total assets......................................  $92,958    $428,293
                                                              =======    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
  Nonrecourse debt..........................................  $    --    $276,511
  Other debt................................................   14,937      23,026
  Subordinated notes payable................................    6,000       3,250
Other liabilities:
  Accounts payable and accrued liabilities..................   12,670      23,283
  Holdback reserve payable..................................   11,334      16,682
  Income taxes payable......................................    1,176         523
  Deferred income taxes.....................................    3,614         501
                                                              -------    --------
          Total liabilities.................................   49,731     343,776
                                                              -------    --------
Redeemable preferred stock..................................    2,640         469
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 and 100,000,000
     shares authorized, respectively, 11,070,921 shares and
     14,223,915 shares issued and outstanding,
     respectively...........................................      110         142
  Additional paid-in capital................................   27,543      76,855
  Retained earnings.........................................   12,934       6,859
  Accumulated other comprehensive income....................       --         192
                                                              -------    --------
          Total stockholders' equity........................   40,587      84,048
                                                              -------    --------
          Total liabilities and stockholders' equity........  $92,958    $428,293
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1996       1997      1998
                                                              --------   --------   -------
                                                              RESTATED   RESTATED
Gain on sale of lease financing receivables through
  securitization transactions...............................  $ 3,456    $18,164    $16,291
Gains from direct sales of lease financing receivables......    9,755     17,095     18,434
Interest income.............................................    6,387      9,193     17,315
Servicing income............................................    1,053      3,095      5,112
Other income................................................    2,720      4,052      3,991
                                                              -------    -------    -------
          Total revenues....................................   23,371     51,599     61,143
                                                              -------    -------    -------
Salaries and benefits.......................................    6,799     15,554     29,509
Interest expense............................................    5,049      5,180      6,027
Provision for credit losses on lease financing receivables
  and investment in trust certificates......................      605      2,101     10,364
Depreciation and amortization...............................      469      1,525      3,752
Other general and administrative............................    6,254     11,595     14,173
Research and development costs of acquired companies........       --         --      2,550
Merger and acquisition expenses.............................       --         --      1,742
Relocation of operations center.............................       --         --      1,593
                                                              -------    -------    -------
          Total expenses....................................   19,176     35,955     69,710
                                                              -------    -------    -------
Income (loss) before provision (benefit) for income taxes...    4,195     15,644     (8,567)
Provision (benefit) for income taxes........................      932      5,107     (2,665)
                                                              -------    -------    -------
Net income (loss)...........................................  $ 3,263    $10,537    $(5,902)
                                                              =======    =======    =======
Earnings (loss) per common share, basic.....................  $  0.44    $  1.11    $ (0.43)
                                                              =======    =======    =======
Earnings (loss) per common share, diluted...................  $  0.41    $  1.03    $ (0.43)
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                (Dollars In thousands, except per share amounts)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1996       1997      1998
                                                              --------   --------   -------
                                                              RESTATED   RESTATED
Net income (loss)...........................................   $3,263    $10,537    $(5,902)
Other comprehensive income
  Foreign currency translation adjustment, net of tax.......       --         --        192
                                                               ------    -------    -------
Comprehensive income (loss).................................   $3,263    $10,537    $(5,710)
                                                               ======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                ACCUMU-
                                                                                 LATED
                                    COMMON STOCK                                 OTHER
                                 -------------------   ADDITIONAL   RETAINED    COMPRE-       TOTAL
                                   NUMBER               PAID-IN     (DEFICIT)   HENSIVE   STOCKHOLDERS'
                                 OF SHARES    AMOUNT    CAPITAL     EARNINGS    INCOME       EQUITY
                                 ----------   ------   ----------   ---------   -------   -------------
Balance, December 31, 1995
  (restated)...................   7,235,489    $ 72     $ 1,017      $   754     $ --        $ 1,843
  Net income...................          --      --          --        3,263       --          3,263
  Issuance of common stock.....     854,736       8         139           --       --            147
  Repurchase and retirement of
     common stock..............    (628,426)     (6)       (354)          --       --           (360)
  Distribution to stockholders
     (Note 3)..................          --      --          --         (496)      --           (496)
  Preferred stock dividends....          --      --          --          (60)      --            (60)
                                 ----------    ----     -------      -------     ----        -------
Balance, December 31, 1996
  (restated)...................   7,461,799      74         802        3,461       --          4,337
  Net income...................          --      --          --       10,537       --         10,537
  Initial public offering of
     common stock..............   2,300,000      23      16,183           --       --         16,206
  Issuance of common stock in
     connection with purchase
     business combinations.....     871,781       9       8,373           --       --          8,382
  Issuance of common stock in
     exchange for warrants.....     198,352       2          --           --       --              2
  Issuance of common stock in
     exchange for preferred
     stock.....................     238,989       2       2,185           --       --          2,187
  Distribution to stockholders
     (Note 3)..................                                         (944)      --           (944)
  Preferred stock dividends....          --      --          --         (120)      --           (120)
                                 ----------    ----     -------      -------     ----        -------
Balance, December 31, 1997
  (restated)...................  11,070,921     110      27,543       12,934       --         40,587
  Net loss.....................          --      --          --       (5,902)      --         (5,902)
  Public offering of common
     stock.....................   2,567,084      26      39,644           --       --         39,670
  Issuance of common stock in
     exchange for preferred
     stock.....................     255,123       3       2,168           --       --          2,171
  Issuance of common stock for
     business combinations.....     293,949       3       7,205          148       --          7,356
  Exercise of options to
     purchase common stock.....      36,838      --         295           --       --            295
  Distribution to stockholders
     (Note 3)..................          --      --          --         (255)      --           (255)
  Preferred stock dividends....          --      --          --          (66)      --            (66)
  Foreign currency translation
     adjustment................          --      --          --           --      192            192
                                 ----------    ----     -------      -------     ----        -------
Balance, December 31, 1998.....  14,223,915    $142     $76,855      $ 6,859     $192        $84,048
                                 ==========    ====     =======      =======     ====        =======

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               1996         1997        1998
                                                            ----------   ----------   ---------
                                                             RESTATED     RESTATED
Cash flows from operations:
  Net income (loss).......................................  $   3,263    $  10,537    $  (5,902)
  Reconciliation of net income (loss) to cash provided by
     operations  --
     Depreciation and amortization........................        469        1,525        3,752
     Provision for credit losses on lease financing
       receivables and investment in trust certificates...        605        2,101       10,364
     Gain on sale of lease financing receivables..........    (13,211)     (35,259)     (34,725)
     Funding of lease financing receivables...............   (198,887)    (398,833)    (422,495)
     Research and development costs of acquired
       companies..........................................         --           --        2,550
     Merger and acquisition expenses......................         --           --        1,742
     Principal payments received on lease financing
       receivables........................................     41,467       55,944        7,624
     Proceeds from sales of lease financing receivables,
       net of trust certificates and marketable securities
       retained...........................................    167,234      442,707      446,496
     Proceeds from (repayments of) warehouse credit
       facilities, net of repayments (borrowings).........     (3,097)     (83,775)      (6,118)
     Deferred income tax provision (benefit)..............        792        3,923       (2,194)
     Accumulated translation adjustment...................         --           --          192
       Changes in assets and liabilities, net of effects
          from acquisitions:
       Increase in other receivables......................         --           --       (7,509)
       Increase in other assets...........................     (1,096)        (519)      (1,006)
       Increase in accounts payable and accrued
          liabilities.....................................      2,547        2,188        8,809
       Increase in holdback reserve payable...............      4,554        6,283        5,348
       Increase (decrease) in income taxes payable........         --        1,176       (5,616)
                                                            ---------    ---------    ---------
          Net cash provided by operations.................      4,640        7,998        1,312
                                                            ---------    ---------    ---------
Cash flows from investing activities:
  Funding of lease financing receivables, net of
     repayments...........................................         --           --     (295,206)
  Additions to furniture and equipment....................     (1,334)      (3,712)      (5,292)
  Cash used in acquisitions, net of cash acquired.........        (69)      (4,535)     (20,926)
  Available-for-sale securities, net......................         --         (239)          --
                                                            ---------    ---------    ---------
          Net cash used in investing activities...........     (1,403)      (8,486)    (321,424)
                                                            ---------    ---------    ---------
Cash flows from financing activities:
          Proceeds from (repayments of) warehouse credit
            facilities, net of repayments (borrowings)....         --           --      276,511
          Repayment of subordinated notes payable, net of
            issuances.....................................         --       (9,000)      (2,750)
          Advances under subordinated revolving credit
            facility......................................         --        5,000           --
          Proceeds from issuance of common stock and
            exercise of convertible warrants..............        147       16,208       39,965
          Repurchase of common stock......................       (360)          --           --
          Distributions to stockholders...................       (496)        (944)        (255)
                                                            ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities....................................       (709)      11,264      313,471
Net increase (decrease) in cash and cash equivalents......      2,528       10,776       (6,641)
Cash and cash equivalents at beginning of period..........      1,265        3,793       14,569
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of period................  $   3,793    $  14,569    $   7,928
                                                            =========    =========    =========
Supplemental disclosure of cash flow information:
  Income taxes paid.......................................  $      27    $      25    $   2,727
                                                            =========    =========    =========
  Interest paid...........................................  $   4,818    $   4,916    $   6,027
                                                            =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

     Organization

     First Sierra Financial, Inc. ("First Sierra" or the "Company") customizes lease financing products and offers servicing, consulting and technology solutions for commercial customers. The Company was formed in June 1994 to acquire, originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, software, medical, dental, diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $20,000 for leases originated in 1997 and $31,000 for leases originated in 1998). The Company initially funds the acquisition or origination of its leases through its securitized funding facilities and, from time to time depending on market conditions, securitizes the leases in its portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998 the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to such date, the Company recorded a gain on sale of lease financing receivables when it included the receivables in a securitization. Effective as of July 1, 1998, the Company made a strategic decision to alter the structure of its future securitization transactions so as to retain leases acquired and originated as long-term investments on its balance sheet rather than selling such leases through securitization transactions. As discussed further in Note 5, the Company also modified the structure of its securitized funding facilities such that they would be considered debt under generally accepted accounting principles. The cash flows available to the Company, which are generally based on the advance rates and discount rates set forth in the agreements, were unaffected by these modifications. The primary effect from this move to emphasize portfolio lending is a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables.

     The Company acquires and originates leases primarily through its Private Label, Wholesale (formerly known as the Broker program), Retail (formerly known as the Vendor program) and Captive Finance programs. Under the Private Label program, the Company is provided protection from credit losses on defaulted leases through a first lien security interest in the underlying equipment, recourse to the source of the lease (the "Source"), which is generally supported by holdback reserves withheld from amounts paid to the Source upon purchase of the lease, or a combination of the above. Leases acquired through the Wholesale, Retail and Captive Finance programs are originated through relationships with lease brokers, equipment vendors and individual lessees. In addition, the Company has in the past generated, and may in the future generate, income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium.

     Since inception, the Company's underwriting, customer service and collection staff had been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas. The relocation was commenced in late 1997 and completed in the first half of 1998. The Company incurred approximately $1.6 million, or $.12 per diluted share, of expenses in the year ended December 31, 1998, related to the relocation.

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

     During 1998, the Company consummated mergers with Independent Capital Corporation, Integrated Lease Management, Inc., Vendor Leasing, Inc., TFS, Inc., 21st Century Credit Leasing Services, Inc., and the Republic Group, Inc. which were accounted for as poolings of interests (See Note 3). The accompanying financial statements and the related footnotes for the years ended December 31, 1996 and 1997 have been restated to include the financial position and results of operations of all material acquired companies.

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

     Lease Financing Receivables

     The Company records the sum of the future minimum lease payments, unguaranteed residual value and initial direct costs as the gross investment in the lease. The difference between gross investment in the lease and the cost of the lease is defined as "unearned income." Unearned income and initial direct costs incurred in connection with the acquisition or origination of the lease are amortized over the related lease term using the interest method. Amortization of unearned income and initial direct costs is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is doubtful, typically upon a payment becoming 90 days past due, unless such payment is guaranteed pursuant to recourse or holdback provisions of the lease acquisition agreements.

     In conjunction with the acquisition and origination of leases, the Company may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment.

     Gain on Sale of Lease Financing Receivables

     On January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under SFAS No. 125, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Additionally, SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on relative fair values at the date of transfer. If SFAS No. 125 were effective for fiscal 1996 transactions, the effect would have been to record a servicing asset in conjunction with transactions conducted through the Company's securitization program and to decrease the allocated cost attributable to the residual interest in securitized assets retained by the Company.

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

     Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for ongoing recourse obligations of the Company, if any. At December 31, 1998, the Company believes that it does not have any material recourse obligations related to receivables sold through portfolio sales.

     Marketable Securities

     The Company considers rated subordinated securities retained in securitization transactions as trading securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected currently in earnings. During the years ended December 31, 1997 and 1998, the Company recognized gains of $183,000 and $0, respectively, representing estimated appreciation in subordinated securities held.

     Exposure to Credit Losses

     Management evaluates the collectibility of leases acquired or originated based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. The Company provided an allowance for credit losses for leases which were considered impaired during the period from the funding of the leases through the date such leases were sold through the Company's securitization program. When the securitizations took place, the Company reduced the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold were taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any. Effective as of July 1, 1998, the Company made a strategic decision to retain its leases as long-term investments on its balance sheet. As a result, the Company now provides an allowance for credit losses for leases which the Company considers impaired based on management's assessment of the risks inherent in the lease receivables. Management monitors the allowance on an ongoing basis based on its current assessment of the risks and losses identified in the portfolio.

     The Company's allowance for credit losses on lease receivables and its valuation of the Trust Certificates retained in its securitization transactions are based on management's current assessment of the risks inherent in the Company's lease receivables from national and regional economic conditions, industry conditions, concentrations, financial conditions of the obligors, historical experience of certain origination channels, and other factors. These estimates are reviewed periodically and as write-downs become necessary, they are reported as reduction of earnings in the period in which they become known.

     In assessing the Company's exposure to credit losses, management generally segregates the leases acquired under its Private Label program from those acquired or originated under its Wholesale and Retail programs due to the differing levels of credit protection available to the Company under the various lease funding programs. The following table sets forth the Company's allowance for credit losses for its Private

Label program and its Wholesale and Retail programs for the years ended December 31, 1997 and 1998 (in thousands):

                                                           PRIVATE   WHOLESALE/
                                                            LABEL    RETAIL(1)    TOTAL(2)
                                                           -------   ----------   --------
Balance at December 31, 1996.............................   $314      $   783      $1,097
  Provision for credit losses............................    236        1,865       2,101
  Charge-offs, net of recoveries on leases acquired or
     originated by the Company...........................    (99)         (73)       (172)
  Reduction of allowance for leases sold(1)..............   (415)      (2,178)     (2,593)
  Additional allowance related to leases acquired through
     business combinations...............................     --          841         841
  Charge-offs, net of recoveries on leases acquired
     through business combinations.......................     --         (293)       (293)
                                                            ----      -------      ------
Balance at December 31, 1997.............................   $ 36      $   945      $  981
                                                            ====      =======      ======
  Provision for credit losses............................    117        4,247       4,364
  Charge-offs, net of recoveries on leases acquired or
     originated by the Company...........................    (29)        (452)       (481)
  Reduction of allowance for leases sold(1)..............    (41)      (1,590)     (1,631)
  Additional allowance related to leases acquired through
     business combinations...............................     --        1,130       1,130
  Recoveries, net of charge-offs, on leases acquired
     through business combinations.......................     --          400         400
                                                            ----      -------      ------
Balance at December 31, 1998.............................   $ 83      $ 4,680      $4,763
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

(2) The Company began its Captive Finance program in March 1998 through the acquisition of Independent Lease Management, Inc. During 1998, the Company originated $164.3 million of leases through its Captive Finance program, all of which were sold to third parties at the time of originations, therefore no allowance for credit losses were provided for leases originated under the Captive Finance program

     Under the Private Label program, the Company seeks to minimize its losses through a first lien security interest in the equipment funded, recourse to the Private Label source which is generally collateralized by holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to the Company, management takes into consideration the ability of the Private Label Source to honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value. At December 31, 1997 and 1998, the Company had holdback reserves of $11.3 million and $16.7 million, respectively, relating to leases acquired pursuant to the Private Label program. Such amounts have been classified as liabilities in the accompanying financial statements.

     The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1997 and 1998 (dollars in thousands):

                                                                1997       1998
                                                              --------   --------
Leases outstanding under the Private Label program(1).......  $331,219   $477,138
                                                              ========   ========
Recourse to Sources available...............................  $ 33,351   $ 52,518
Ratio of recourse to total leases outstanding under the
  Private Label program(2)..................................    10.07%      11.01%
                                                              ========   ========
Holdback reserves outstanding...............................  $ 11,334   $ 16,682
                                                              ========   ========
Ratio of holdback reserves outstanding to total Leases
  outstanding under the Private Label program(2)............     3.42%       3.50%
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

     Management analyzes the collectibility of leases acquired or originated pursuant to its Wholesale and Retail programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. While the Company owns the underlying equipment, it does not have any recourse or holdback reserves with respect to any leases acquired or originated pursuant to its Wholesale and Retail programs. The Company began its Captive Finance program in March 1998 through the acquisition of Independent Lease Management, Inc. During 1998, the Company originated $164.3 million of leases through its Captive Finance program, all of which were subsequently sold to third parties. In the future, the Company intends to retain the majority of leases funded under its Captive Finance program in its lease portfolio until they can be financed, securitized or otherwise sold.

     The following tables set forth certain information as of December 31, 1997 and 1998, with respect to leases, which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization program (dollars in thousands):

                                   1997(1)(2)                             1998
                        --------------------------------   ----------------------------------
                        PRIVATE    WHOLESALE/              PRIVATE    WHOLESALE/
                         LABEL       RETAIL      TOTAL      LABEL       RETAIL       TOTAL
                        --------   ----------   --------   --------   ----------   ----------
Gross leases
  outstanding........   $422,290    $189,068    $611,358   $592,435    $478,139    $1,070,574
31 - 60 days past
  due................       1.86%       1.90%       1.87%      1.36%       1.30%         1.33%
61 - 90 days past
  due................       0.60%       0.50%       0.57%      0.63%       0.69%         0.65%
Over 90 days past
  due................       0.38%       0.36%       0.37%      0.40%       0.81%         0.58%
                        --------    --------    --------   --------    --------    ----------
          Total past
            due......       2.84%       2.76%       2.81%      2.39%       2.80%         2.56%

---------------

(1) The Wholesale/Retail amounts as of December 31, 1997 include, and the Private Label amounts as of December 31, 1997 exclude, approximately $14.9 million of leases that were purchased by the Company pursuant to its Private Label program from Lease Pro and Heritage. Such companies were formerly Private Label Sources until their acquisition by the Company in February 1997 and May 1997, respectively.

(2) The information with respect to leases held by the Company in its portfolio or serviced by the Company as of December 31, 1997 excludes leases acquired in connection with business combinations accounted for as poolings of interests.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
Average balance of lease acquired outstanding during the
  period(1)(2)..............................................   $321,965     $653,852
                                                               ========     ========
Net losses experienced on leases acquired
  Private Label program.....................................        222          505
  Wholesale and Retail program..............................        362        3,776
                                                               --------     --------
          Total.............................................   $    584     $  4,281
                                                               ========     ========
Net Loss Ratio as a percentage of average balance of leases
  acquired outstanding......................................       0.18%        0.65%
                                                               ========     ========

---------------

(1) Excludes lease receivables and losses on lease receivables acquired through business combinations.

(2) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

     The Company may also acquire leases in conjunction with the acquisition of other leasing companies. For acquisitions accounted for as purchases, management initially records lease receivables at their estimated fair value at date of acquisition. In determining such amount, management performs certain due diligence procedures on the underwriting, collections and servicing functions of the acquired company as well as evaluates the estimated realizability of the portfolio of leases itself. During the years ended December 31, 1997 and 1998, the Company acquired approximately $44.6 million and $17.9 million, respectively, of leases through purchase business combinations. Such leases may be retained by the Company, sold through its securitization program or sold through portfolio sales. In conjunction with such sales, management takes into consideration estimated losses to be incurred on these leases in determining the estimated fair value of Trust Certificates retained in the securitization transactions or recourse obligations assumed in portfolio sales, if any.

     Income Taxes

     The Company files a consolidated U.S. federal income tax return. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the fair value of identifiable net assets of businesses acquired and is amortized on a straight line basis over 20 years. The Company periodically assesses the recoverability of goodwill by evaluating whether the future cash flows expected to be generated from the businesses acquired are greater than the carrying amount of the related goodwill. If such future cash flows are not expected to exceed the carrying amount of the related goodwill, an impairment is deemed to have occurred and a write down would be recorded currently in earnings. At December 31, 1998, no impairment was deemed to have occurred. Other intangible assets consist of amounts paid for noncompete agreements, which are amortized on a straight line basis over the term of the agreement. At December 31, 1997 and 1998, accumulated amortization related to amounts recorded for goodwill and amounts paid pursuant to noncompete agreements was approximately $825,000 and $2.5 million, respectively.

     Furniture and Equipment

     Furniture and equipment are carried at cost, less accumulated depreciation. Such assets are depreciated using accelerated and straight line methods over the estimated useful lives of the respective assets.

     Cash and Cash Equivalents

     The Company considers all significant investments which mature within three months of the date of purchase to be cash equivalents.

     Interest Rate Management Activities

     Leases acquired and originated by the Company require payments to be made by the lessee at fixed rates for specified terms. The rates charged by the Company are based on interest rates prevailing in the market at the time of lease approval. The Company generally obtains funding for lease acquisitions and originations through borrowings from its warehouse credit facilities or sales to its securitized funding facilities. Because the securitized funding facilities bear interest at floating rates, the Company is exposed to risk of loss from adverse interest rate movements during the period from the date of borrowing through the date the underlying leases are securitized or otherwise sold. The Company seeks to minimize its exposure to adverse interest rate movements during this period through entering into amortizing interest rates swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. Settlements with counterparties are accrued at period-end and either an increase or a decrease in interest expense is reported in the statement of operations. The terms of the securitized funding facilities require the trust to enter into amortizing swap transactions with notional principal amounts of at least 90% of the aggregate principal amount of the senior certificates issued by the trust.

     Earnings Per Share

     Earnings per share are presented for all periods in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     In periods where there exist a net loss rather than income available to common shareholders, potentially dilutive securities or contracts are antidilutive and, therefore, should not be considered. Accordingly, the Company has not presented diluted loss per share for the year ended December 31, 1998. Following is a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 1996, 1997 and 1998 (dollars in thousands, except per share amounts):

                                                    1996         1997          1998
                                                 ----------   -----------   -----------
Earnings (loss) per common share, basic
  Net income (loss)............................  $    3,263   $    10,537   $    (5,902)
  Preferred stock dividends....................          60           120            66
                                                 ----------   -----------   -----------
  Net income (loss) available to common
     stockholders..............................  $    3,203   $    10,417   $    (5,968)
                                                 ==========   ===========   ===========
  Weighted average shares outstanding..........   7,315,556     9,427,042    13,724,695
                                                 ==========   ===========   ===========
  Earnings (loss) per common share, basic......  $      .44   $      1.11   $     (0.43)
                                                 ==========   ===========   ===========
Earnings (loss) per common share, diluted
  Net income (loss)............................  $    3,263   $    10,537   $    (5,968)
                                                 ==========   ===========   ===========
  Weighted average shares outstanding..........   7,315,556     9,427,042    13,724,695
  Dilutive securities --
     Options...................................     243,558       249,943            --
     Warrants..................................     198,307        78,452            --
     Redeemable preferred stock................     165,333       429,418            --
                                                 ----------   -----------   -----------
Weighted average shares outstanding, diluted...   7,922,754    10,184,855    13,724,695
                                                 ==========   ===========   ===========
Earnings (loss) per common share, diluted......  $      .41   $      1.03   $     (0.43)
                                                 ==========   ===========   ===========

     Comprehensive Income

     In January, 1998, the Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The only component of comprehensive income other than net income was foreign currency translation adjustments that commenced with the acquisition of the Company's first foreign subsidiary in July 1998 (see Note 3).

     Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Balance sheet translation adjustments, net of related deferred taxes, are reflected as other comprehensive income in the stockholders' equity section of the Company's balance sheet and accordingly, have no impact on net income or loss.

     Stock Compensation Plan

     SFAS No. 123, "Accounting for Stock Based Compensation", encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted under SFAS No. 123, to continue to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 (APB 25) and to provide the pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied (see
Note 10). Under the intrinsic method, compensation expense is recorded on the date of grant only if the market price of the underlying stock at such date exceeded the exercise price.

     Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but companies may adopt it on a going-forward basis as of the start of any fiscal quarter beginning on or after June 16, 1998. SFAS No. 133 cannot be applied retroactively. It must be applied to (a) derivative financial instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and at the Company's election, before January 1, 1998). The Company expects to adopt SFAS No. 133 on January 1, 2000 and is currently evaluating the impact of such adoption on the consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to conform with the current period presentation.

3.  ACQUISITIONS

     During the year ended December 31, 1997, the Company completed eight acquisitions. Each of these has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of acquired businesses are included in the Company's results from their respective acquisition dates. The allocations of the purchase price to the fair market value of the net assets acquired is based on preliminary estimates of fair market value and may be revised when additional information concerning asset and liability valuations is obtained. The aggregate consideration for the eight acquisitions completed in 1997 consisted of the payment of approximately $4.5 million in cash, net of cash acquired, the issuance of a subordinated note payable in the amount of $1.0 million and the issuance of 871,781 shares of common stock of the Company valued at approximately $8.4 million. Following is a brief description of each acquisition consummated in 1997:

     In February 1997, the Company acquired certain assets and liabilities of Lease Pro, Inc. ("Lease Pro"). Lease Pro is located in Atlanta, Georgia and has a significant presence in the national market for veterinary equipment financing. Since October 1986, Lease Pro has generated over 5,000 veterinarian leases.

     In May 1997, the Company acquired the outstanding capital stock of Heritage Credit Services, Inc. ("Heritage"). Heritage is located near Sacramento, California and maintains sales offices in Bellevue, Washington; Miami, Florida; Los Angeles, California; and Prescott, Arizona. Heritage is primarily involved in the broker market on the U. S. West Coast and has a significant vendor base in California .

     In May 1997, the Company acquired certain assets and liabilities of Universal Fleet Leasing, Inc. ("UFL"). UFL is located in Houston, Texas and focuses primarily on the small ticket vendor market in the southwestern region of the United States.

     In June 1997, the Company acquired certain assets and liabilities of Public Funding Corporation ("Public Funding"). Public Funding is located in Chicago, Illinois. Public Funding specializes in leasing equipment to municipal and other governmental entities.

     In September 1997, the Company acquired the outstanding capital stock of Northcoast Capital Leasing Company ("Northcoast"). Northcoast is located in Cleveland, Ohio and focuses primarily on the tree service and construction equipment markets in the Midwest region of the United States.

     In September 1997, the Company acquired the outstanding capital stock of Financial Management Services, Inc., which does business under the name Cascade. Cascade is located near Seattle, Washington and focuses primarily on the agricultural equipment market in the northwest region of the United States.

     In November 1997, the Company acquired the outstanding capital stock of Heritage Credit Services of Oregon, Inc. ("Heritage Credit"). Heritage Credit is located in Portland, Oregon and focuses primarily on the small ticket vendor market in the northwestern region of the United States.

     In November 1997, the Company acquired the outstanding capital stock of All American Financial Services, Inc. ("All American"). All American is located in Conyers, Georgia and focuses primarily on leasing to the retail petroleum and convenience store industries.

     During the year ended December 31, 1998, the Company completed eleven acquisitions. Five of these acquisitions were accounted for using the purchase method of accounting. The aggregate consideration in 1998 for acquisitions accounted for as purchases consisted of approximately $15.8 million in cash, a $2.3 million subordinated note payable and 293,949 shares of common stock of the Company valued at approximately $6.5 million. Following is a brief description of each purchase method acquisition completed in 1998:

     In April 1998, the Company acquired OMNI Leasing, Inc. ("OMNI"). OMNI is located in Hatfield, Pennsylvania and is active in the arbor, landscaping, trucking, sanitation and automotive industries in the greater Pennsylvania area.

     The Company also acquired Nexsoft, Inc. ("Nexsoft") of Denver, Colorado in April 1998. Nexsoft is a software development firm specializing in software of the equipment leasing industry. In connection with the acquisition of Nexsoft, the purchase price was allocated to the net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. Accordingly, $2.6 million of the acquisition cost was expensed during the quarter ended June 30, 1998.

     In July 1998, the Company acquired Suffolk Street Group, PLC ("Suffolk") of Devon, England. The acquisition of Suffolk provided the Company with its entry into the European leasing market.

     In August 1998, the Company acquired Booker Montague Leasing Limited ("Booker Montague") in Manchester, England. Booker Montague specializes in the leasing of computers, telecommunications systems and other office equipment.

     In October 1998, the Company acquired Titan Finance Limited ("Titan") of Kent, England. Titan specializes in leasing computer hardware and software and other information technology equipment.

     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the significant businesses acquired during the years ended December 31, 1997 and 1998 and accounted for the purchase method as if the acquisitions had taken place at the beginning of 1997. Appropriate pro forma adjustments have been made to reflect the cost basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates referred to above, that have resulted since the dates of the acquisitions or that may result in the future (in thousands, except per share amounts):

                                                                  UNAUDITED
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Revenues....................................................  $69,132   $68,448
Net income (loss) before income taxes.......................   14,789    (8,707)
Net income (loss)...........................................   10,412    (6,204)
Earnings (loss) per common share, basic.....................     1.04     (0.45)
Earnings (loss) per common share, diluted...................     1.00     (0.45)

     The six remaining acquisitions have been accounted for as poolings of interests. The consolidated financial statements for the periods presented have been restated to include the affects of all material acquisitions accounted for as poolings of interests. The merger and acquisition expenses reflected on the Consolidated Statement of Operations represent costs incurred in connection with the acquisitions of the companies which were accounted for as poolings of interests. Additionally, merger and acquisition expenses include approximately $559,000 incurred in connection with the terminated merger with Oliver-Allen Corporation. Distributions to stockholders reflected on the Consolidated Statement of Stockholders' Equity represent distributions to stockholders of the pooled companies for taxes due.

     Acquisitions that have been accounted for as poolings of interests include Independent Capital Corporation ("ICC"), Integrated Lease Management, Inc. ("ILM"), The Republic Group, Inc. ("Republic"), Vendor Leasing, Inc. ("Vendor Leasing"), TFS, Inc. dba The Money Source and 21st Century Credit Leasing Services, Inc. ("21st Century"). Following is a brief description of each acquisition accounted for as a pooling of interest:

     In March 1998, the Company completed its merger with ICC. ICC focuses on the small ticket broker market in the northeastern region of the United States and has offices in Bridgewater and Rutherford, New Jersey. Consideration consisted of 272,727 shares of the Company's common stock.

     In March 1998, the Company completed its merger with ILM. ILM is based in San Jose, California and specializes in independent lease origination and consulting services in the technology marketplace. Consideration consisted of 313,722 shares of the Company's common stock.

     In April 1998, the Company completed its merger with Vendor Leasing. Vendor Leasing is located in Roswell, Georgia and provides the Company with greater penetration in the eastern United States. Consideration consisted of 18,954 shares of the Company's common stock.

     In June 1998, the Company completed its merger with TFS, Inc. dba The Money Source, a Redmond, Washington-based small ticket equipment leasing company. Consideration consisted of 53,707 shares of the Company's common stock.

     Also in June 1998, the Company completed its merger with 21st Century. 21st Century is located in Naples, Florida and will be operated as a satellite office of the Company's Ft. Lauderdale office. Consideration consisted of 6,060 shares of the Company's common stock.

     In July 1998, the Company completed its merger with Republic, an Anaheim, California-based private company that originates leases of equipment for small businesses in a broad range of industries. Republic has a specialization in small business-direct telemarketing and a well-developed sales recruiting and training program. Consideration for the transaction consisted of the issuance of approximately 1.1 million shares of the Company's common stock. For additional information regarding the Company's merger with Republic, reference is made to the Company's Form 8-K as filed with the Securities and Exchange Commission on August 10, 1998.

     The separate results of First Sierra and each of the merged companies through the date that the combinations were consummated is set forth in the following table (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------   -------   -------
Revenues
  First Sierra..........................................  $11,364   $34,457   $53,216
  ICC...................................................    2,431     3,484       664
  ILM...................................................    2,415     3,182       899
  TFS...................................................      767       829        --
  Republic..............................................    6,394     9,647     6,364
                                                          -------   -------   -------
     Restated revenues..................................  $23,371   $51,599   $61,143
Net income (loss)
  First Sierra..........................................  $ 1,217   $ 7,655   $(6,195)
  ICC...................................................      436       931       176
  ILM...................................................      191       (12)      106
  TFS...................................................       56         1        --
  Republic..............................................    1,363     1,962        11
                                                          -------   -------   -------
     Restated net income (loss).........................  $ 3,263   $10,537   $(5,902)

4.  LEASE FINANCING RECEIVABLES

     The Company's lease financing receivable balance at December 31, 1997 and 1998, consists of the following (in thousands):

                                                               1997       1998
                                                              -------   --------
Minimum lease payments......................................  $30,515   $417,116
Estimated unguaranteed residual value.......................    6,270      4,120
Initial direct costs........................................      131      6,729
Unearned income.............................................   (8,260)   (86,040)
Allowance for credit losses.................................     (981)    (4,763)
                                                              -------   --------
     Lease financing receivables, net.......................  $27,675   $337,162
                                                              =======   ========

     Future scheduled minimum payments on the Company's lease portfolio as of December 31, 1998, are as follows (in thousands):

1999........................................................  $115,134
2000........................................................    82,782
2001........................................................    75,201
2002........................................................    57,512
2003........................................................    43,689
Thereafter..................................................    42,798
                                                              --------
          Total minimum payments............................  $417,116
                                                              ========

     At December 31, 1998, the weighted average remaining life of leases in the Company's lease portfolio is 29 months and the weighted average implicit rate of interest is 11.05%.

5.  SECURITIZATION PROGRAM

     The Company initially funds the acquisition or origination of its leases from working capital or through its securitized funding facilities. From time to time, depending on market conditions, the Company securitized the leases in its portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     In these securitization transactions, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary. This subsidiary in turn simultaneously transfers its interest in the leases to a trust, or trusts, which issues beneficial interests in the leases in the form of senior and subordinated securities which may include certificates of beneficial interest or notes. These securitization transactions typically employ a multi-tranched structure of either beneficial interests or notes. The Company generally retains the right to receive any excess cash flows of the trust (the "Trust Certificate"). The Company also retains the right to service leases sold through its securitization program and receives a fee for doing so.

     Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Gain on sale of lease receivables was recorded based upon the excess of the sales proceeds received on the certificates or notes over the book balance calculated based on the relative fair value discussed in Note 2. The Company recorded a servicing asset representing the excess of the estimated servicing revenues to be received over the Company's costs to be incurred. As of December 31, 1997 and 1998, the balances of servicing assets outstanding were $0.8 million and $1.3 million, respectively. The amount of the Trust Certificates was amortized over the estimated lives of the underlying leases using the interest method. The cash flows allocable to the Trust Certificate were calculated as the difference between (a) cash flows received from the leases and (b) the sum, as applicable, of (i) interest and principal payable to the holders of the senior and subordinated securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) service fees, and (v) backup service fees, as the case may be. The Company's right to receive this excess cash flow is subject to certain conditions specified in the related trust documents designed to provide additional credit enhancement to holders of the senior and subordinated securities. The Company estimates the expected levels of cash flows to the Trust Certificate taking into consideration estimated defaults, recoveries and other factors which may affect the cash flows to the holder of the Trust Certificate. For purposes of calculating the estimated fair value of the Trust Certificates as of the date of sale or transfer of the leases to the trusts, and on an ongoing basis, management has used a discount rate of 11%. Management has also used a range of expected losses arising from defaults, net of recoveries, of 0.00% to 9.00% per annum depending on the level of recourse available, if any, from the lease sources, and the program under which the lease was acquired or originated. Other factors, such as prepayments, do not have a significant impact on the gain on sale calculation due to the non-cancelable and full-payout nature of the underlying leases. The cash flows ultimately available to the Trust Certificate are largely dependent upon the actual default rates and recoveries experienced on the leases held by the Trust. Increases in default rates above, or reductions in recoveries below, the Company's estimates could reduce the cash flows available to the Trust Certificate. To the extent events occur which cause actual Trust Certificate cash flows to be materially below those originally estimated, the Company would be required to reduce the carrying amount of its Trust Certificates and record a charge to earnings. Such charge would be recorded in the period in which the event occurred or became known to management.

     Effective as of July 1, 1998, the Company made a strategic decision to alter the structure of its future securitization transactions so as to retain the leases on its balance sheet. With respect to all securitization transactions completed subsequent to such change, the Company finances leases through beneficial interests or notes issued by the trust, retains the right to receive any excess cash flows allocable to the Trust Certificates, and continues to retain the right to service leases financed through its securitization program and receive a servicing fee for doing so. As these securitization transactions meet the criteria for financing of lease receivables under generally accepted accounting principles, the Company records as financings the amount of proceeds received related to the issuance of beneficial interests or notes by the trust. Interest expense is recorded based on interest accrued on each class of certificates or notes financed by the Company. Any cash flow allocable to the Trust Certificates and servicing fees received are recorded as reduction of interest expense.

     These securitization transactions are structured such that once the leases are transferred from the Company to the special purpose subsidiary and ultimately to the trust, the amount of the certificates of beneficial interest or notes purchased or financed by investors in such securities is nonrecourse to the Company. Investors purchasing the certificates of beneficial interests or notes look solely to the defined cash flow from leases included in the special purpose entity for repayment of principal and interest associated with their particular investment.

     Securitized Funding Facilities

     As of December 31, 1998, the Company maintained five securitized funding facilities (the "Securitized Funding Facilities"). In March 1997, the Company entered into a facility with Prudential (the "Prudential Facility"), in June 1997 the Company entered into two separate facilities with First Union (the "First Union Facilities"), in March 1998 the Company entered into a facility with PNC Bank (the "PNC Facility"), and in December 1998 the Company entered into a facility with Bank of Montreal (the "Bank of Montreal Facility"). As of December 31, 1998, the total amount available under the Prudential Facility was $36.6 million which was the amount outstanding, the total amount available under the First Union Facilities was $200 million, the total amount available under the PNC Facility was $200 million, and the total amount available under the Bank of Montreal Facility was $150 million. The structure of all of the facilities is essentially the same. The facilities allow the Company to transfer and sell equipment lease receivables first to a bankruptcy remote special purpose entity and then to a trust. The trust issues either certificates or notes to the senior investor, and a Certificate of Seller's Interest, which represents a subordinate beneficial interest in the Trust, to the bankruptcy remote special purpose entity. The senior certificate or note is owned by either Prudential, First Union, PNC, or Bank of Montreal, or its assignees, as the case may be, and the residual certificate, or Certificate of Seller's Interest, is owned by the Company's special purpose subsidiary. Prior to July 1, 1998, the Company structured securitization transactions under its securitized funding facilities as sales of lease financing receivables. Effective July 1,1998, the Company made a strategic decision to alter the structure of its securitized funding facilities so as to retain its lease receivables on balance sheet and record the amount of certificates or notes issued to senior investors as financings.

     The amount outstanding at any time on any of the certificates or notes issued to senior investors in the securitized funding facilities is nonrecourse to Company. Principal and interest which is due any investor under the certificates or notes is paid to them based on the available cashflow from only the leases included in the particular facility. The Company has no obligation to ensure that the investor who holds the certificate or note receives the full amount of principal and interest due.

     As of December 31, 1998, the amount of Prudential's investment in the senior certificate was $36.6 million, of which $4.6 million was financed after July 1, 1998 under the revised structure and thus was recorded as non-recourse debt; the amount of First Union's investment in the senior certificate was $128.8 million, of which $86.5 million was financed after July 1, 1998 and thus was recorded as non-recourse debt. The amount of PNC's investment was $200 million, of which $82.7 million was financed after July 1, 1998 and thus was recorded as non-recourse debt; the amount of Bank of Montreal's investment was $0.

     The Securitized Funding Facilities provide several significant advantages to the Company, including favorable interest rates and providing greater flexibility with respect to the timing and size of permanent securitizations, thereby reducing related transaction costs.

     The equipment lease receivables included in the Securitized Funding Facilities may be transferred by the trust to other trusts in which the Company has a minority interest.

     Securitization Transactions

     As of December 31, 1998 the Company had completed four permanent securitization transactions involving the issuance of $627 million of senior and subordinate securities. The Series 1996-1 and 1996-2 transactions were completed in 1996, the Series 1997-1 transaction was completed in September 1997 and the Series 1998-1 transaction was completed in December 1998. In connection with the Series 1996-1 and 1996-2 transactions, Class A certificates, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 Certificates were rated BBB and BB, respectively, by Duff & Phelps Credit Rating Co., and were sold on a non-recourse basis in the private market. In connection with the Series 1997-1 transaction, four tranches of Class A notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc. and AAA by

Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 notes were rated BBB and AA, respectively, by Duff & Phelps Credit Rating Co., and were sold on a non-recourse basis in the private market. The Class B-2 note was enhanced through a letter of credit with Dresdner Bank AG, which resulted in the higher ratings. A Class B-3 note was rated B by Duff & Phelps Credit Rating Co., and was retained by the Company for future sale in the private market.

     In connection with the Series 1998-1 transaction, four tranches of Class A notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA, Inc. were sold in the public market. The Class B-1 and Class B-2 notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B note was rated B by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc. and was retained by the Company for future sale in the private market.

     The Company was able to realize approximately 94.0% of the present value of the remaining scheduled payments of the equipment leases included in its Series 1996-1 and 1996-2 securitizations, approximately 96.0% of the present value of the remaining scheduled payments of the equipment leases included in its Series 1997-1 securitization, and 95.0% of the present value of the remaining scheduled payments in its Series 1998-1 securitization.

     Prior to July 1, 1998, the Company structured its securitization transactions as sales of lease financing receivables. Consistent with the Company's decision, effective July 1, 1998 to retain securitized leases on its balance sheet, the Series 1998-1 securitization was structured so that all lease receivables sold or financed in this series which were originated after July 1, 1998 were retained on the Company's balance sheet and the related senior and subordinated notes financed were recorded as nonrecourse debt. As of December 31, 1998, the amount of nonrecourse debt outstanding under the Series 1998-1 securitization was $101.2 million.

     Hedging Strategy

     The implicit yield to the Company on all of its leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the lease. When the Company acquires or originates leases, it bases its pricing in part on the "spread" it expects to achieve between the implicit yield rate to the Company on each lease and the effective interest cost it will pay when it sells such leases through securitization or otherwise. Increases in interest rates between the time the leases are acquired or originated by the Company and the time they are securitized or otherwise sold could narrow or eliminate the spread, or result in a negative spread. The Company has adopted a policy that is designed to provide a level of protection against the volatility of interest rate movement between the time the Company acquires or originates a lease and the time such lease is sold or financed through a securitization or otherwise sold. Such hedging arrangements generally are implemented when the Company's portfolio of unhedged leases reaches $10.0 million. Such hedges typically match the amount of debt the Company anticipates it will fund with respect to such leases. At certain times, changes in the interest rate market present favorable conditions to hedge against future movement. The Company may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but this activity is generally limited to levels where the Company is confident of origination in the near term.

6.  DEBT

     Total Debt consisted of the following as of December 31, 1997 and 1998 (in thousands):

                                                               1997       1998
                                                              -------   --------
Nonrecourse Debt:
  Securitized Warehouse Facilities:
     First Union National Bank..............................       --   $ 86,467
     PNC Bank...............................................       --     82,720
     Prudential Securities Credit Corporation...............       --      4,580
                                                              -------   --------
  Total Securitized Warehouse Facilities....................       --    173,767
  Securitized Transactions:
     Series 1998-1 securitization...........................       --    101,247
  Other nonrecourse Debt....................................       --      1,497
                                                              -------   --------
Total Nonrecourse Debt......................................       --    276,511
Other Debt:.................................................   14,937     23,026
                                                              -------   --------
Total Debt..................................................   14,937    299,537
Subordinated Notes Payable..................................    6,000      3,250
                                                              -------   --------
Total Debt..................................................  $20,937   $302,787
                                                              =======   ========

     The Company classifies its indebtedness as either nonrecourse debt or debt based on the structure of the debt instrument that defines the Company's obligations. Nonrecourse debt includes amounts outstanding related to leases included in Securitized Funding Facilities, securitized transactions, or individual or groups of leases funded under nonrecourse funding arrangements with specific financing sources. Amounts outstanding in these instances are classified as nonrecourse debt because the Company has no obligation to ensure that investors or funding sources receive the full amount of principal and interest which may be due to them under their funding arrangement. In these instances, the investors or financing sources may only look to specific leases and the associated cashflows for the ultimate repayment of amounts due to them. In the event the cashflow associated with specific leases funded under circumstances are insufficient to fully repay amounts due, the investor or financing source withstands the full risk of loss. Debt includes amounts due to financing sources for which the Company is responsible for full repayment of principal and interest.

     Securitized Funding Facilities

     As of December 31, 1998, the Company maintained five securitized warehouse facilities. In March 1997 the Company entered into the Prudential Facility, in June 1997 the Company entered into two First Union Facilities, in March 1998 the Company entered into the PNC Facility, and in December 1998 the Company entered into the Bank of Montreal Facility. As of December 31, 1998, the total amount available under the Prudential Facility was equal to the amount outstanding, the total amount available under the First Union Facilities was $200 million, the total amount available under the PNC Facility was $200 million, and the total amount available under the Bank of Montreal Facility was $150 million.

     As of December 31, 1998, the amount of nonrecourse debt outstanding under the First Union, PNC, Prudential and Bank of Montreal facilities was $86.5 million, $82.7 million, $4.6 million and $0 respectively.

     Securitization Transactions

     Effective July 1, 1998, consistent with the Company's strategy to retain its leases on balance sheet, senior and subordinated notes financed related to lease receivables originated after July 1, 1998 under the Company's Series 1998-1 securitization were recorded as nonrecourse debts. As of December 31, 1998, the amount of nonrecourse debt outstanding under the Series 1998-1 securitization was $101.2 million.

     Subordinated Notes

     In May 1997, the Company entered into a $5.0 million subordinated revolving credit facility. Advances under the facility bear interest at 11.00% per annum. As of December 31, 1998, no advances were outstanding under such facility.

     In connection with the acquisition of Heritage in May 1997, the Company issued a $1.0 million subordinated note payable to the former owner of Heritage. Such note bears interest at 9.00% per annum, with principal payable semi-annually over 5 years.

     In connection with the acquisition of Titan in October 1998, the Company issued $2.3 million in subordinated notes payable as consideration for the transaction. The notes bear interest at 6.0% payable semi-annually and mature October 1, 2003. The notes will automatically convert into shares of the Company's common stock when the average trading price of the common stock for the twenty days preceding conversion equals or exceeds $20.00. Upon conversion, the Company will issue one share of common stock for each $20.00 of outstanding principal amount of the notes.

     Interest Rate Swap Agreements

     Pursuant to the terms and conditions of the Company's Securitized Funding Facilities, the Company is required to maintain a specified level of interest rate swaps relative to the amount outstanding under the facility. The hedged amount, or notional amount of the hedge, is required to be no less than 90% but no greater than 100% of the amount outstanding. As of December 31, 1998, the Company was in compliance with such hedging requirement.

     At December 31, 1997 and 1998, the Company had entered into interest rate swap agreements with aggregate notional amounts of $9.8 million and $166.2 million, respectively. These interest rate swap agreements effectively modify the interest rate specific to each facility from a floating rate of LIBOR or Commercial Paper rates, as the case may be, to a fixed rate and the notional amount amortizes in proportion to the leases included in each facility. The fixed rates associated with these interest rate swap agreements as of December 31, 1997 and 1998 range from 5.83% to 6.29% and 4.79% to 6.135%, respectively.
The counterparties to the Company's swap agreements were First Union National Bank of North Carolina, Prudential Global Funding, Inc., and Merrill Lynch.

7.  FURNITURE AND EQUIPMENT

     The following is a summary of furniture and equipment as of December 31, 1997 and 1998 (in thousands):

                                                                             ESTIMATED
                                                                              USEFUL
                                                           1997      1998      LIFE
                                                          -------   ------   ---------
Buildings...............................................  $ 1,102   $1,929    26 years
Furniture and fixtures..................................    1,992    3,115     7 years
Computer and office equipment...........................    3,380    6,126   3-5 years
Leasehold improvements and other........................      700    1,910     3 years
                                                          -------   ------
                                                            7,174   13,080
Accumulated depreciation................................   (1,373)  (3,171)
                                                          -------   ------
                                                          $ 5,801   $9,909
                                                          =======   ======

8.  INCOME TAXES

     The temporary differences, which give rise to net deferred tax assets and liabilities are as follows at December 31, 1997 and 1998, respectively (in thousands):

                                                               1997      1998
                                                              -------   -------
Accruals and reserves not yet deductible....................  $ 2,702   $   202
Depreciation and amortization...............................     (414)   (6,892)
Cash to accrual adjustment..................................      220       120
Net operating loss carryforward.............................      605     1,030
Securitization transactions.................................   (6,593)    6,290
Other.......................................................     (134)   (1,251)
                                                              -------   -------
          Total deferred income tax assets (liabilities)....  $(3,614)  $  (501)
                                                              =======   =======

     The provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998 were as follows (in thousands):

                                                              1996    1997     1998
                                                              ----   ------   -------
Current --
  Federal...................................................  $107   $1,080   $  (751)
  State.....................................................    33      134       (77)
  Foreign...................................................    --       --       357
                                                              ----   ------   -------
                                                              $140   $1,214   $  (471)
                                                              ====   ======   =======
Deferred --
  Federal...................................................  $722   $3,581   $(1,950)
  State.....................................................    70      312      (201)
  Foreign...................................................    --       --       (43)
                                                              ----   ------   -------
                                                              $792   $3,893   $(2,194)
                                                              ====   ======   =======
          Total provision (benefit).........................  $932   $5,107   $(2,665)
                                                              ====   ======   =======

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $0.7 million at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country.

     Deferred income tax expense results principally from the use of different capital recovery and revenue and expense recognition methods for tax and financial accounting purposes. The sources of these temporary differences and related tax effects were as follows (in thousands):

                                                              1996    1997     1998
                                                              ----   ------   -------
Securitization transactions.................................  $993   $3,830   $(7,246)
Accruals not deductible until paid..........................   111     (615)      618
Depreciation and amortization...............................    --      437     5,161
Cash to accrual adjustment..................................   (56)     110       106
Net operating loss carryforward.............................   (59)     131    (1,030)
Other.......................................................  (197)      --       197
                                                              ----   ------   -------
          Total deferred provision (benefit)................  $792   $3,893   $(2,194)
                                                              ====   ======   =======

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended December 31, 1996, 1997 and 1998:

                                                              1996    1997   1998
                                                              -----   ----   -----
Federal statutory rate......................................   34.0%  34.0%  (34.0%)
State income taxes, net of federal benefit..................    3.2    3.2    (3.5%)
Earnings of subsidiary not subject to federal income
  tax(1)....................................................  (16.9)  (7.2)     --
Foreign taxes...............................................     --     --     1.0%
Non-deductible expenses and other...........................    1.9    2.6     5.4%
                                                              -----   ----   -----
  Effective income tax (benefit) rate.......................   22.2%  32.6%  (31.1%)
                                                              =====   ====   =====

---------------

(1) The Company acquired one company in March 1998 which has been accounted for as a pooling of interest which is not subject to federal income taxes. As discussed in Note 2, these financial statements have been restated to reflect the results of operations of the merged companies.

9.  REDEEMABLE PREFERRED STOCK

     As of December 31, 1998, the Company was authorized to issue 1,000,000 shares of preferred stock. The number of shares to be issued, classes designated, voting rights, dividend rates, liquidation and other rights, preferences and limitations may be set by the Company's Board of Directors without stockholder approval.

     At December 31, 1997, 56,718 shares of Series A Preferred Stock (the "Series A Preferred Stock") were issued and outstanding. Each share of the Series A Preferred Stock is convertible at the holder's option at any time into
5.47 shares of the Company's common stock. Holders of the Series A Preferred Stock are entitled to an annual, non-cumulative dividend of $1.86 per share. Each outstanding share of Series A Preferred Stock entitles the holder thereof to 5.47 votes on any matter submitted to a vote of the stockholders. If not previously converted, the Company is required to redeem all outstanding Series A Preferred Stock on December 31, 2001, at a redemption price of $46.54607 per share.

     During 1998, 46,640 shares of Series A Preferred Stock were converted into 255,123 shares of Common Stock. Consequently, at December 31, 1998, 10,078 shares of Series A Preferred Stock were outstanding.

     At December 31, 1996, 43,691 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") were issued. The Series B Preferred Stock was subject to an escrow agreement which provided that 21,845 shares would be released if the CCL division of the Company met or exceeded certain targeted income amounts set forth in the escrow agreement. In connection with a restructuring of the Company's operational divisions during 1997, the shares previously held under escrow were released and the Company recorded an adjustment to the purchase price of CCL of $937,000 in 1997. In December 1997, all outstanding shares of the Series B Preferred Stock were converted into 238,989 shares of Common Stock and a cumulative dividend of $29,000 was paid to the holder of such stock.

     Concurrent with the issuance of the Series A Preferred Stock and the Series B Preferred Stock, irrevocable standby letters of credit, issued by a financial institution and guaranteed by an affiliate of the Company, were given to the holders of the preferred stock and could be drawn upon if certain events occur, including the failure of the Company to pay dividends when due, the failure of the Company to redeem the shares on the designated mandatory redemption date or the occurrence of a liquidation, dissolution or winding up of the Company. As of December 31, 1997, all letters of credit had been returned to the financial institution and cancelled.

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

STOCKHOLDER RIGHTS PLAN

     On December 15, 1998, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each share of the Company's Common Stock. The dividend was payable on December 30, 1998 to stockholders of record at the close of business on December 28, 1998 (the "Record Date"). Each Right generally entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's Junior Preferred Stock, Series C, par value $0.01 per share (the "Preferred Stock"), at a purchase price of $65.25 per one one-hundredth of a share (the "Purchase Price"). The description and terms of the Rights are set forth in the Rights Agreement, dated as of December 30, 1998 (the "Rights Agreement"), between the Company and Harris Trust and Savings Bank as Rights Agent.

     The Rights will be evidenced by Common Stock certificates and not separate certificates until the earliest of (i) ten days following the date of public disclosure that a person or group (the "Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of the Common Stock, or (ii) ten business days following the commencement or disclosure of an intention to commence a tender offer or exchange offer by a person or group other than the Company and certain related entities if, upon consummation of such offer, such person or group would beneficially own 15% or more of the outstanding shares of Common Stock (the earlier of such dates being the "Distribution Date"). Until the Distribution Date (or earlier redemption or expiration of the Rights), the transfer of Common Stock will also constitute transfer of the associated Rights. The Rights will expire at the close of business on December 30, 2008, unless earlier redeemed by the Company.

     If a person acquires beneficial ownership of 20% or more of the Common Stock, or if the Company is the surviving corporation in a merger with an Acquiring Person and the Common Stock remains outstanding and unchanged, the Rights will "flip in" and entitle each holder of a Right, with certain exceptions, to purchase (upon exercise at the then-current market price) that number of shares of Common Stock having a market value of two times the Purchase Price.

     In the event that, following the Distribution Date, the Company is acquired in a merger or other business combination in which the Common Stock does not remain outstanding or is changed or 50% or more of the Company's consolidated assets or earning power is sold, leased, exchanged, or otherwise transferred or disposed of (whether in one transaction or a series of related transactions), the Rights will "flip over" and entitle each holder of a Right to purchase, upon the exercise of the Right at the then-current Purchase Price, that number of shares of common stock of the acquiring company (or, in certain circumstances, one of its affiliates) which at the time of the transaction would have a market value of two times the Purchase Price.

     Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock, if greater. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share, but will be entitled to an aggregate payment of 100 times the payment made per share of Common Stock, if greater. In the event of any merger or other business combination in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. Customary anti-dilution provisions protect these rights.

10.  STOCKHOLDERS' EQUITY

     Common Stock

     From June 1994 through January 1995, options to purchase common stock of the Company at the estimated fair value on the date of the grant were offered to certain key officers and a director of the Company in conjunction with the formation of the Company and pursuant to the employees' respective employment agreements. During the year ended December 31, 1996, such employees and the director exercised these options and acquired 854,736 shares of common stock of the Company for $146,941.

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

     In May 1996, the Company acquired 628,426 shares of its common stock from a stockholder for $360,000. Additionally, the Company entered into a two-year consulting agreement for $75,000 per year with such shareholder in conjunction with the formation of the Company. Such consulting agreement terminated in June 1996.

     In February 1997, the Company increased the authorized shares of common stock of the Company to 25,000,000 shares. On February 27, 1997, the Board of Directors of the Company approved a stock split whereby 5.47 shares of common stock were issued for each outstanding share of common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

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

     In August 1998, the Company increased the authorized shares of Common Stock of the Company to 100,000,000 shares.

     Stock Option Plan

     The Company has adopted a stock option plan (the "1997 Stock Option Plan") to align the interests of the directors, executives, consultants and employees of the Company with those of its stockholders. A total of 1,800,000 shares and 2,844,783 shares, respectively of Common Stock have been reserved for issuance pursuant to the 1997 Stock Option Plan as of December 31, 1997 and 1998, respectively.

     As permitted by SFAS No. 123, the Company accounts for the 1997 Stock Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized. The Company has elected to provide the pro forma disclosures, as permitted under the provisions of SFAS No. 123. Had the Company determined compensation costs based on the fair value at the grant dates for its stock options under SFAS No. 123, the

Company's net income (loss) would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Net income (loss)
  As reported...............................................  $10,537   $(5,902)
  Pro forma.................................................   10,204    (8,489)
Net income (loss) per common share:
  As reported -- basic......................................  $  1.11   $ (0.43)
  As reported -- diluted....................................  $  1.03   $ (0.43)
  Pro forma -- basic........................................  $  1.07   $ (0.62)
  Pro forma -- diluted......................................  $  1.00   $ (0.62)

     The fair value of each option granted included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1997 and 1998:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997           1998
                                                              ---------      ---------
Risk-free interest rate.....................................       5.62%          4.79%
Expected life...............................................  6.0 years      6.0 years
Expected volatility.........................................         22%            70%
Dividend yield..............................................          0%             0%

     Additional information relating to the Stock Option Plan are as follows:

                                                                           WEIGHTED AVERAGE
                                                                            EXERCISE PRICE
                                                       NUMBER OF OPTIONS      PER SHARE
                                                       -----------------   ----------------
Outstanding at:
  December 31, 1997..................................      1,032,320            $ 8.00
  Options granted....................................      1,032,320              8.00
Outstanding at:
  December 31, 1998..................................      2,356,644            $10.61
  Options granted....................................      2,245,753             16.12
  Options exercised..................................         36,838              8.00
  Options forfeited..................................        887,591             20.95
Exercisable at:
  December 31,
     1997............................................              0            $ 8.00
     1998............................................        249,114             11.92

     Options granted for 1998 include 682,597 options which were cancelled and repriced on November 30, 1998. Options forfeited in 1998 include 835,541 options that were cancelled related to repricing of which 682,597 options were repriced. The options which were repriced were originally granted between March 2, 1998 and May 27, 1998 with original exercise prices between $18.375 and $23.9375. These options were cancelled on November 30, 1998 and reissued at an exercise price of $11.25 per share, which represented 125% of the fair market value of Common Stock on that day, with a new five year vesting period.

     The weighted average fair value of options granted during 1997 and 1998 was $2.47 and $13.19 per option, respectively.

     As of December 31, 1998, the options outstanding under the 1997 Stock Option Plan had exercise prices between $8.00 and $23.9375 and a weighted average remaining contractual life of 9.43 years.

11.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has entered into various operating lease agreements, primarily for office space. Rent expense under all operating leases for the years ended December 31, 1996, 1997 and 1998 was $535,000, $1,083,000, and $1,971,000,
respectively. For the subsequent five years, minimum annual rental payments under non-cancelable operating leases are as follows (in thousands):

1999........................................................   $1,630
2000........................................................    1,272
2001........................................................    1,029
2002........................................................      870
2003........................................................      594
                                                               ------
          Total minimum payments............................   $5,395
                                                               ======

     Concentration of Credit Risks

     At December 31, 1998, leases aggregating approximately 24% of the net principal balance of leases owned and serviced by the Company pursuant to its securitization program were located in California. No other state accounted for more than 10% of the net principal balance of leases owned and serviced by the Company as of such date. Although the Company's portfolio of leases includes lessees located throughout the United States, such lessees' ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The recourse and holdback provisions of the Private Label program mitigate, but do not eliminate, a significant portion of any economic risk not recoverable through the sale of the related equipment.

     Additionally, a substantial portion of the Company's leases are concentrated in certain industries including the medical industry, the dental industry and the veterinary industry. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees' ability to honor their lease obligations may be adversely impacted.

     Employee Benefit Plan

     The Company established a 401(k) defined contribution plan in October 1996, which is generally available to all employees. In 1998, employees could generally contribute up to 15% of their salary each year, and the Company, at its discretion, may match up to 50% of the first 8% of salary contributed by the employee. During the years ended December 31, 1997 and 1998, the Company recognized $157,000 and $551,000, respectively, of expenses related to the 401(k) plan.

     On January 1, 1999, the Company changed the matching contribution calculations of the plan to take advantage of IRS safe-harbor matching provision. As of that date, the Company, at its discretion, may match up to 100% of the first 3% of salary and 50% of the next 2% of salary contributed by the employee. The Company does not offer any other post-employment or post-retirement benefits.

     Employment Agreements

     The Company has entered into employment agreements with certain key members of management. The terms of such agreements provide for salaries and bonuses as set forth in the agreements and upon achieving certain performance objectives.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, may not be precise. Because the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different. The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1998 (in thousands):

                                                      1997                 1998
                                               ------------------   -------------------
                                               CARRYING    FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE     AMOUNT     VALUE
                                               --------   -------   --------   --------
Financial assets --
  Lease financing receivables, net...........  $27,675    $29,289   $337,162   $346,355
  Investment in trust certificates...........   12,512     16,541      7,288      7,288
  Marketable securities......................    4,223      4,223      5,042      5,042
  Cash and cash equivalents..................   14,569     14,569      7,928      7,928
Financial liabilities --
  Nonrecourse debt...........................       --         --    276,511    276,511
  Other debt.................................   14,937     14,937     23,026     23,026
     Subordinated notes payable..............    6,000      6,000      3,250      3,250
  Off balance sheet instruments --
  Interest rate swap agreements..............       --        (60)        --     (4,467)

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

     Investment in Trust Certificates -- The fair value was estimated by discounting expected future cash flows allocable to the holder of the Trust Certificate at a risk adjusted rate of return deemed to be appropriate for investors in such investment. Expected cash flows take into consideration management's estimates of defaults, recoveries and other factors.

     Marketable Securities -- The fair value was estimated by discounting expected future cash flows allocable to the holder of the Marketable Securities at a risk adjusted rate of return deemed to be appropriate for investors in such investment.

     Cash and Cash Equivalents -- The carrying amounts approximate fair value because of the short maturity and market interest rates of those instruments.

     Nonrecourse Debt -- The carrying amounts approximate fair value due to the short-term nature of the credit facilities.

     Other Debt -- The carrying amounts approximate fair value due to the short-term nature of the credit facilities.

     Subordinated Notes Payable -- The carrying amount of the subordinated note payable approximates its fair value based on estimated yields, which would be required for similar types of debt instruments.

     Interest Rate Swap Agreements -- The fair value represents the payment the Company would have made to or received from the swap counterparties to terminate the swap agreements on the indicated dates.

13.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" on January 1, 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company acquires and originates leases primarily through its Private Label, Wholesale/Retail, and Captive Finance programs. Additionally, First Sierra conducts business in the continental United States (U.S.) and the United Kingdom (U.K.). Segment data for the years ended December 31, 1996, 1997 and 1998 for these three lease programs are as follows (dollars in thousands):

                                                          1996      1997       1998
                                                         -------   -------   --------
Revenue by business segment:
  Private Label........................................  $10,477   $13,460   $ 11,917
  Wholesale/Retail.....................................   10,478    34,957     46,014
  Captive Finance......................................    2,416     3,182      3,212
  Corporate............................................        0         0          0
                                                         -------   -------   --------
          Total........................................  $23,371   $51,599   $ 61,143
Revenue by geographic area:
  Revenue generated from business within US............  $23,371   $51,599   $ 56,429
  Revenue generated from UK operation..................        0         0      4,714
                                                         -------   -------   --------
          Total........................................  $23,371   $51,599   $ 61,143
Depreciation and amortization:
  Private Label........................................  $     5   $     9   $     18
  Wholesale/Retail.....................................      305     1,202      2,979
  Captive Finance......................................       45        83        121
  Corporate............................................      114       231        634
                                                         -------   -------   --------
          Total........................................  $   469   $ 1,525   $  3,752
Pre-tax operating profit (loss):
  Private Label........................................  $ 5,437   $10,120   $  9,158
  Wholesale/Retail.....................................    1,283    11,741      7,275
  Captive Finance......................................      318        (7)        95
  Corporate............................................   (2,843)   (6,210)   (25,095)
                                                         -------   -------   --------
          Total........................................  $ 4,195   $15,644   $ (8,567)
Interest expenses:
  Private Label........................................  $ 3,664   $ 1,993   $  1,929
  Wholesale/Retail.....................................      162     2,495      3,915
  Captive Finance......................................        0         0          0
  Corporate............................................    1,223       692        183
                                                         -------   -------   --------
          Total........................................  $ 5,049   $ 5,180   $  6,027
Total assets:
  Private Label........................................  $61,435   $17,116   $158,446
  Wholesale/Retail.....................................   17,917    60,606    255,146
  Captive Finance......................................    1,231     1,005        120
  Corporate............................................    3,171    14,231     14,581
                                                         -------   -------   --------
          Total........................................  $83,754   $92,958   $428,293
Total assets:
  Total U.S. assets....................................  $83,754   $92,958   $388,149
  Total U.K. assets....................................        0         0     40,144
                                                         -------   -------   --------
          Total........................................  $83,754   $92,958   $428,293

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The quarterly financial data presented below has been restated to include the results of operations of acquired companies accounted for as poolings of interests.

                                        FIRST      SECOND     THIRD      FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                       --------   --------   --------   --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
  Revenues...........................  $14,729    $19,057    $12,000    $15,357
  Income (loss) before provision
     (benefit) for income taxes......    4,368      2,933     (8,150)    (7,718)
  Net income (loss)..................    2,760      1,674     (4,949)    (5,387)
  Earnings (loss) per common share,
     basic...........................      .22        .12       (.35)      (.38)
  Earnings (loss) per common share,
     diluted.........................      .21        .11       (.35)      (.38)
1997
  Revenues...........................  $ 8,872    $11,781    $14,572    $16,374
  Income before provision for income
     taxes...........................    2,823      3,475      4,326      5,020
  Net income.........................    1,940      2,284      2,762      3,551
  Earnings per common share, basic...      .26        .26        .26        .33
  Earnings per common share,
     diluted.........................      .24        .24        .24        .30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To First Sierra Financial, Inc.

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of First Sierra Financial, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for First Sierra Financial, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 17, 1999

                          FIRST SIERRA FINANCIAL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BEGINNING                               ENDING
                                                  BALANCE                 CHARGES TO    BALANCE
                                                 12/31/97     RESERVE       EXPENSE     12/1/98
                                                 ---------   ----------   -----------   --------
Relocation of operations center to Houston,
  Texas from Jupiter, Florida..................     $--      $1,592,684   $(1,190,855)  $401,829
                                                    ===      ==========   ===========   ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST SIERRA FINANCIAL, INC.

                                            By    /s/ THOMAS J. DEPPING
                                             -----------------------------------
                                                      Thomas J. Depping
                                              President, Chairman of the Board
                                                              and
                                                   Chief Executive Officer

Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ THOMAS J. DEPPING                  President, Chairman of the       March 29, 1999
-----------------------------------------------------    Board and Chief Executive
                  Thomas J. Depping                      Officer (principal executive
                                                         officer)

                   /s/ SANDY B. HO                     Executive Vice President and     March 29, 1999
-----------------------------------------------------    Chief Financial Officer
                     Sandy B. Ho                         (principal financial and
                                                         accounting officer)

                /s/ RICHARD J. CAMPO                   Director                         March 29, 1999
-----------------------------------------------------
                  Richard J. Campo

              /s/ ROBERT TED ENLOE, III                Director                         March 29, 1999
-----------------------------------------------------
                Robert Ted Enloe, III

                /s/ BRIAN E. MCMANUS                   Director                         March 29, 1999
-----------------------------------------------------
                  Brian E. McManus

               /s/ NORMAN J. METCALFE                  Director                         March 29, 1999
-----------------------------------------------------
                 Norman J. Metcalfe

             /s/ DAVID C. SHINDELDECKER                Director                         March 29, 1999
-----------------------------------------------------
               David C. Shindeldecker

                /s/ DAVID L. SOLOMON                   Director                         March 29, 1999
-----------------------------------------------------
                  David L. Solomon

                                 EXHIBIT INDEX

     3.1. Restated Certificate of Incorporation of First Sierra, as amended.
     3.2. Amended and Restated Bylaws of First Sierra (incorporated by reference to Exhibit 3.2 to Registrant's Form S-1
             Registration Statement (Registration No. 333-22629)).
     4.1.    Rights Agreement, dated December 30, 1998, between First
             Sierra and Harris Trust and Savings Bank, as Rights Agent, together with the Form of Certificate of Designations of Preferred Stock attached thereto as Exhibit A, the Form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Stock attached thereto as Exhibit C (incorporated by reference to Exhibit
             4.1 to Registrant's Form 8-A filed December 31, 1998).
    10.1.    1997 Stock Option Plan (incorporated by reference to Exhibit
             10.1 to Amendment No. 2 to Registrant's Form S-1
             Registration Statement (Registration No. 333-22629)).*
    10.2     Amendment to 1997 Stock Option Plan. *
    10.3.    Reserved.
    10.4. Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant's
             Form S-1 Registration Statement (Registration No.
             333-22629)).
    10.5.    Asset Purchase Agreement dated June 28, 1996 between First
             Sierra Financial, Inc., First Sierra Acquisition, Inc. and
             General Interlease Corporation and Eric Barash and Daniel
             Dengate (incorporated by reference to Exhibit 10.4 to Registrant's Form S-1 Registration Statement (Registration
             No. 333-22629)).
    10.6. Agreement and Plan of Reorganization dated October 15, 1996 among Valerie A. Hayes, Corporate Capital Leasing Group,
             Inc., the Company and First Sierra Pennsylvania, Inc.
             (incorporated by reference to Exhibit 10.5 to Registrant's
             Form S-1 Registration Statement (Registration No.
             333-22629)).
    10.7.    Asset Purchase Agreement, dated February 4, 1997, between
             Lease Pro, Inc., Charles E. Lester and First Sierra
             (incorporated by reference to Exhibit 10.6 to Registrant's
             Form S-1 Registration Statement (Registration No.
             333-22629)).
    10.8. First Amendment to Agreement and Plan of Reorganization dated February 27, 1997 among Valerie A. Hayes, Corporate
             Capital Leasing Group, Inc., the Company and First Sierra
             Pennsylvania, Inc. (incorporated by reference to Exhibit
             10.7 to Registrant's Form S-1 Registration Statement
             (Registration No. 333-22629)).
    10.9.    Agreement and Plan of Merger between Oren M. Hall, Charles
             E. Brazier, Greg E. McIntosh, Brent M. Hall, Heritage Credit
             Services, Inc., the Company and First Sierra California,
             Inc. dated as of February 1, 1997 (incorporated by reference to Exhibit 10.8 to Registrant's Form S-1 Registration
             Statement (Registration No. 333-22629)).
    10.10. Form of Registration Rights Agreement between First Sierra and Oren M. Hall (incorporated by reference to Exhibit 10.9 to Registrant's Form S-1 Registration Statement
             (Registration No. 333-22629)).
    10.11.   Employment Agreement between Thomas J. Depping and First
             Sierra (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Registrant's Form S-1 Registration
             Statement (Registration No. 333-22629)).*
    10.12.   Employment Agreement between Sandy B. Ho and First Sierra.
    10.13.   Employment Agreement between Robert H. Quinn, Jr. and First
             Sierra (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Registrant's Form S-1 Registration
             Statement (Registration No. 333-22629)).*
    10.14.   Employment Agreement between Oren M. Hall and First Sierra
             (incorporated by reference to Exhibit 10.13 to Amendment No.
             1 to Registrant's Form S-1 Registration Statement
             (Registration No. 333-41833)).*
    10.15.   Employment Agreement between Michael A. Sabel and First
             Sierra (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
             1998).

    10.16. Agreement and Plan of Merger dated as of June 24, 1998 by and among First Sierra Financial, Inc., Sierra Acquisition
             Corporation II, The Republic Group, Inc., James T. Raeder and Mark G. McQuitty (incorporated by reference to Exhibit
             2.1 to Registrant's Form 8-K filed as of July 24, 1998).
    10.17    Employment Agreement between David L. Pederson and First
             Sierra. *
    21.1.    Subsidiaries of First Sierra.
    23.1.    Consent of Arthur Andersen LLP.
    27.1.    Financial data schedule for 1998.
    27.2     Restated financial data schedule for 1997.
    27.3     Restated financial data schedule for 1996.

---------------

* Indicates management contract or compensatory plan or arrangement.