Form 10-Q
period 1999-03-31
FIRST SIERRA FINANCIAL INC
filed 1999-05-12
CIK 1034812

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                        OR

  / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM                TO
                          COMMISSION FILE NUMBER: 0-22525

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's Common Stock, $.01 par value, at May 12, 1999 was 14,243,915.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                        DECEMBER 31,   MARCH 31,
                                                                                            1998         1999
                                                                                        ------------  -----------
                                                                                                      (UNAUDITED)
Lease financing receivables, net......................................................   $  337,162    $ 540,668
Cash and cash equivalents.............................................................        7,928       24,318
Other receivables.....................................................................       11,596        5,880
Investment in trust certificates......................................................        7,288        7,458
Marketable securities.................................................................        5,042        4,631
Goodwill and other intangible assets, net.............................................       39,202       38,925
Furniture and equipment, net..........................................................        9,909       10,360
Other assets..........................................................................        6,923        7,191
Current tax receivables...............................................................        3,243        1,389
                                                                                        ------------  -----------
    Total assets......................................................................   $  428,293    $ 640,820
                                                                                        ------------  -----------
                                                                                        ------------  -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
  Nonrecourse debt....................................................................   $  276,511    $ 484,035
  Other debt..........................................................................       23,026       27,284
  Subordinated notes payable..........................................................        3,250        3,250
Other liabilities:
  Accounts payable and accrued liabilities............................................       23,283       24,101
  Holdback reserves payable...........................................................       16,682       16,840
  Income taxes payable................................................................          523          225
  Deferred income taxes...............................................................          501          501
                                                                                        ------------  -----------
    Total liabilities.................................................................      343,776      556,236
                                                                                        ------------  -----------

Redeemable preferred stock............................................................          469          469

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 14,223,915 shares and
  14,243,915 shares issued and outstanding as of 12/31/98 and 3/31/99, respectively...          142          142
Additional paid-in capital............................................................       76,855       77,101
Retained earnings.....................................................................        6,859        6,890
Accumulated other comprehensive income................................................          192          (18)
                                                                                        ------------  -----------
    Total stockholders' equity........................................................       84,048       84,115
                                                                                        ------------  -----------
    Total liabilities and stockholders' equity........................................   $  428,293    $ 640,820
                                                                                        ------------  -----------
                                                                                        ------------  -----------

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                              ----------------------
                                                                                                 1998
                                                                                              (RESTATED)     1999
                                                                                              -----------  ---------
Gain on sale of lease financing receivables through securitization transactions.............   $   6,550   $      --
Gains from direct sales of lease financing receivables......................................       4,336       3,170
Interest income.............................................................................       1,607      13,165
Servicing income............................................................................       1,207       1,647
Other income................................................................................       1,029       1,386
                                                                                              -----------  ---------
  Total revenues............................................................................      14,729      19,368
                                                                                              -----------  ---------

Salaries and benefits.......................................................................       5,638       6,479
Interest expense............................................................................         399       6,320
Provision for credit losses on lease financing receivables..................................         729       2,087
Depreciation and amortization...............................................................         683       1,260
Other general and administrative............................................................       2,027       2,934
Relocation of operations center.............................................................         885          --
                                                                                              -----------  ---------
  Total expenses............................................................................      10,361      19,080
                                                                                              -----------  ---------

Income before provision for income taxes....................................................       4,368         288
Provision for income taxes..................................................................       1,608         257
                                                                                              -----------  ---------
Net income..................................................................................   $   2,760   $      31
                                                                                              -----------  ---------
                                                                                              -----------  ---------
Earnings per common share, basic............................................................   $    0.22   $    0.00
                                                                                              -----------  ---------
                                                                                              -----------  ---------
Earnings per common share, diluted..........................................................   $    0.21   $    0.00
                                                                                              -----------  ---------
                                                                                              -----------  ---------

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                 FOR THE THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                                ----------------------
                                                                                                   1998
                                                                                                (RESTATED)     1999
                                                                                                -----------  ---------
Net income....................................................................................   $   2,760   $      31
Other comprehensive income:
  Foreign currency translation adjustment, net of tax.........................................          --        (210)
                                                                                                -----------  ---------
Comprehensive income (loss)...................................................................   $   2,760   $    (179)
                                                                                                -----------  ---------
                                                                                                -----------  ---------

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                       COMMON STOCK                              ACCUMULATED
                                                    ------------------   ADDITIONAL                 OTHER          TOTAL
                                                    NUMBER OF             PAID-IN     RETAINED   COMPREHENSIVE STOCKHOLDERS'
                                                      SHARES    AMOUNT    CAPITAL     EARNINGS     INCOME         EQUITY
                                                    ----------  ------   ----------   --------   -----------   -------------
Balance, December 31, 1998........................  14,223,915   $142     $76,855      $6,859       $ 192         $84,048

  Net income......................................                                         31          --              31
  Issuance of common stock in connection with
    prior business combinations...................     20,000      --         246          --          --             246
  Foreign currency translation adjustment.........         --      --          --          --        (210)           (210)
                                                    ----------  ------   ----------   --------      -----      -------------
Balance, March 31, 1999...........................  14,243,915   $142     $77,101      $6,890       $ (18)        $84,115
                                                    ----------  ------   ----------   --------      -----      -------------
                                                    ----------  ------   ----------   --------      -----      -------------

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        FOR THE THREE MONTHS
                                                                                                          ENDED MARCH 31,
                                                                                                      ------------------------
                                                                                                         1998
                                                                                                      (RESTATED)      1999
                                                                                                      -----------  -----------
Cash flows from operations:
  Net income........................................................................................  $     2,760  $        31
  Reconciliation of net income to cash provided by operations--
    Depreciation and amortization...................................................................          683        1,260
    Provision for credit losses on lease financing receivables......................................          729        2,087
    Gain on sale of lease financing receivables.....................................................      (10,886)      (3,170)
    Funding of lease financing receivables, held for sale...........................................     (206,164)     (76,981)
    Principal payments received on lease financing receivables, held for sale.......................        1,942       18,174
    Proceeds from sales of lease financing receivables, net of trust certificates and marketable
      securities retained...........................................................................      221,024       80,732
    Proceeds from (repayments of) warehouse credit facilities, net of repayments (borrowings).......       (9,195)          --
    Accumulated translation adjustment..............................................................           --         (209)
Changes in assets and liabilities, net of effects from acquisitions:
  Decrease (increase) in other receivables..........................................................       (1,289)       5,715
  Decrease (increase) in other assets...............................................................        2,328         (268)
  Increase (decrease) in accounts payable and accrued liabilities...................................       (2,635)         819
  Increase in holdback reserve payable..............................................................        1,108          157
  Decrease in current income tax receivable, net of decrease in income tax payable..................           53        1,556
                                                                                                      -----------  -----------
      Net cash provided by operations...............................................................          458       29,903
                                                                                                      -----------  -----------
Cash flows from investing activities:
  Funding of lease financing receivables, net of repayments, held for investment....................           --     (220,441)
  Additions to furniture and equipment..............................................................       (1,708)      (1,141)
  Cash used in acquisitions, net of cash acquired...................................................         (169)         (45)
                                                                                                      -----------  -----------
      Net cash used in investing activities.........................................................       (1,877)    (221,627)
                                                                                                      -----------  -----------
Cash flows from financing activities:
  Proceeds from (repayments of) warehouse credit facilities, net of repayments (borrowings).........           --      208,114
  Repayment of subordinated notes payable, net of issuances.........................................       (5,000)          --
  Proceeds from issuance of common stock and exercise of convertible warrants.......................       39,670           --
  Distributions to stockholders.....................................................................         (255)          --
                                                                                                      -----------  -----------
      Net cash provided by financing activities.....................................................       34,415      208,114
                                                                                                      -----------  -----------
Net increase in cash and cash equivalents...........................................................       32,996       16,390
Cash and cash equivalents at beginning of period....................................................       14,569        7,928
                                                                                                      -----------  -----------
Cash and cash equivalents at end of period..........................................................  $    47,565  $    24,318
                                                                                                      -----------  -----------
                                                                                                      -----------  -----------
Supplemental disclosure of cash flow information:
  Income tax payments (refunds), net................................................................  $     1,369  $    (1,854)
                                                                                                      -----------  -----------
                                                                                                      -----------  -----------
  Interest paid.....................................................................................  $       430  $     5,813
                                                                                                      -----------  -----------
                                                                                                      -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

    ORGANIZATION

    First Sierra Financial, Inc. ("First Sierra" or the "Company") customizes lease financing products and offers servicing, consulting and technology solutions for commercial customers. The Company was formed in June 1994 to acquire, originate, sell and service equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including computers and peripherals, software, medical, dental, diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial. The equipment generally has a purchase price of less than $250,000 (with an average of approximately $31,000 for leases originated in 1998 and $24,000 for leases originated during the first quarter of 1999). The Company initially funds the acquisition or origination of its leases through its securitized funding facilities and, from time to time depending on market conditions, securitizes the leases in its portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

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

    The Company acquires and originates leases primarily through its Private Label, Wholesale, Retail, and Captive Finance programs. Under the Private Label program, the Company is provided protection from credit losses on defaulted leases through a first lien security interest in the underlying equipment, recourse to the source of the lease (the "Source"), which is generally supported by holdback reserves withheld from amounts paid to the Source upon purchase of the lease, or a combination of the above. Leases acquired through the Wholesale, Retail and Captive Finance programs are originated through relationships with lease brokers, equipment vendors and individual lessees. In addition, the Company has in the past generated, and may in the future generate, income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium.

    Since inception, the Company's underwriting, customer service and collection staff had been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas. The relocation was commenced in late 1997 and completed in the first half of 1998. The Company incurred approximately $885,000, or $0.04 per diluted share, of expenses in the quarter ended March 31, 1998, related to the relocation.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

    Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for ongoing recourse obligations of the Company, if any. At March 31, 1999, the Company believes that it does not have any material recourse obligations related to receivables sold through portfolio sales.

    EXPOSURE TO CREDIT LOSSES

    Management evaluates the collectibility of leases acquired or originated based on the level or recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. The Company provided an allowance for credit losses for leases which were considered impaired during the period from the funding of the leases through the date such leases were sold through the Company's securitization program. When the securitizations took place, the Company reduced the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold were taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any. Effective as of July 1, 1998, the Company made a strategic decision to retain its leases as long-term investments on its balance sheet. As a result, the Company now provides an allowance for credit losses for leases which the Company considers impaired based on management's assessment of the risks inherent in the lease receivables. Management monitors the allowance on an ongoing basis based on its current assessment of the risks and losses identified in the portfolio.

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

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Private Label program and its Wholesale and Retail programs for the quarters ended March 31, 1998 and 1999 (dollars in thousands):

                                                                                      PRIVATE    WHOLESALE/
                                                                                       LABEL     RETAIL (1)    TOTAL (2)
                                                                                    -----------  -----------  -----------
Balance at December 31, 1997......................................................   $      36    $     945    $     981
  Provision for credit losses.....................................................          17          712          729
  Charge-offs, net of recoveries, on leases acquired or originated by the
    Company.......................................................................          --           --           --
  Reduction of allowance for leases sold (1)......................................         (19)        (723)        (742)
                                                                                         -----   -----------  -----------
  Balance at March 31, 1998.......................................................   $      34    $     934    $     968
                                                                                         -----   -----------  -----------
                                                                                         -----   -----------  -----------
Balance at December 31, 1998......................................................   $      83    $   4,680    $   4,763
  Provision for credit losses.....................................................          74        2,013        2,087
  Charge-offs, net of recoveries, on leases acquired or originated by the
    Company.......................................................................           5          (84)         (79)
  Reduction of allowance for leases sold (1)......................................          --         (155)        (155)
  Charge-offs, net of recoveries, on leases acquired through business
    combinations..................................................................          --         (314)        (314)
                                                                                         -----   -----------  -----------
Balance at March 31, 1999.........................................................   $     162    $   6,140    $   6,302
                                                                                         -----   -----------  -----------
                                                                                         -----   -----------  -----------

------------------------

(1) In connection with the sales of leases, the Company reduces the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold, as previously evidenced by the allowance for credit losses, are taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any.

(2) The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. During the quarters ended March 31, 1998 and 1999, leases originated through its Captive Finance program were $50 million and $48 million, respectively, all of which were sold to, or financed through, third parties at the time of originations without recourse to the Company. Therefore no allowance for credit losses were provided for leases originated under the Captive Finance program.

    Under the Private Label program, the Company seeks to minimize its losses through a first lien security interest in the equipment funded, recourse to the Private Label Source which is generally collateralized by holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to the Company, management takes into consideration the ability of the Private Label Source to honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value. At December 31, 1998 and March 31, 1999, the Company had holdback reserves of $16.7 million and

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$16.8 million, respectively, relating to leases acquired pursuant to the Private Label program. Such amounts have been classified as liabilities in the accompanying financial statements.

    The following table sets forth certain aggregate information regarding the level of credit protection afforded the Company pursuant to the recourse and holdback provisions of the Private Label program as of December 31, 1998 and March 31, 1999 (dollars in thousands):

                                                                               DECEMBER 31,  MARCH 31,
                                                                                   1998         1999
                                                                               ------------  ----------
Leases outstanding under the Private Label program (1).......................   $  477,138   $  534,122
                                                                               ------------  ----------
                                                                               ------------  ----------

Recourse to Sources available................................................   $   52,518   $   58,323
Ratio of recourse to total leases outstanding under the Private Label program
  (2)........................................................................        11.01%       10.92%
                                                                               ------------  ----------
                                                                               ------------  ----------
Holdback reserves outstanding................................................   $   16,682   $   16,840
Ratio of holdback reserves outstanding to total leases outstanding under the
  Private Label program (2)..................................................         3.50%        3.15%
                                                                               ------------  ----------
                                                                               ------------  ----------

------------------------

(1) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitization program.

(2) The specific level of credit protection varies for each Private Label Source. Specific levels of credit protection by Source are considered by management in determining the allowance for credit losses.

    Management analyzes the collectibility of leases acquired or originated pursuant to its Wholesale and Retail programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. While the Company owns the underlying equipment, it does not have any recourse or holdback reserves with respect to any leases acquired or originated pursuant to its Wholesale and Retail programs. The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. During 1998 and the first quarter of 1999, leases originated through the Company's Captive Finance program were $164 million and $48 million, respectively, all of which were subsequently sold to or financed through third parties without recourse to the Company.

    The following tables set forth certain information as of December 31, 1998 and March 31, 1999, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization programs (dollars in thousands):

                                                    AS OF DECEMBER 31, 1998             AS OF MARCH 31, 1999
                                               ---------------------------------  ---------------------------------
                                                PRIVATE   WHOLESALE/               PRIVATE   WHOLESALE/
                                                 LABEL      RETAIL       TOTAL      LABEL      RETAIL       TOTAL
                                               ---------  -----------  ---------  ---------  -----------  ---------
Gross leases outstanding.....................  $ 592,435   $ 478,139   $1,070,574 $ 648,955   $ 572,912   $1,221,867
31-60 days past due..........................       1.36%       1.30%       1.33%      1.10%       1.28%       1.18%
61-90 days past due..........................       0.63%       0.69%       0.65%      0.63%       0.40%       0.53%
Over 90 days past due........................       0.40%       0.81%       0.58%      0.49%       0.88%       0.67%
                                               ---------  -----------  ---------  ---------  -----------  ---------
  Total past due.............................       2.39%       2.80%       2.56%      2.22%       2.56%       2.38%
                                               ---------  -----------  ---------  ---------  -----------  ---------
                                               ---------  -----------  ---------  ---------  -----------  ---------

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the experience of the Company with respect to leases acquired for the periods indicated (dollars in thousands):

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------
Average balance of leases acquired outstanding during the period (1)(2)...................  $  551,828  $  917,372
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net losses experienced on leases acquired:
  Private Label program...................................................................  $      100         438
  Wholesale and Retail programs...........................................................         310       1,998
                                                                                            ----------  ----------
    Total.................................................................................  $      410  $    2,436
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net Loss Ratio as a percentage of average balance of leases acquired outstanding..........        0.07%       0.27%
                                                                                            ----------  ----------
                                                                                            ----------  ----------

------------------------

(1) Excludes lease receivables and losses on lease receivables acquired through business combinations.

(2) Represents net principal balance of leases held by the Company in its portfolio as well as leases serviced by the Company pursuant to its securitized programs.

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

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Following is a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 1998 and 1999 (dollars in thousands, except per share amounts):

                                                                               FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                           ----------------------------
                                                                               1998           1999
                                                                           -------------  -------------
Earnings per common share, basic:
Net income...............................................................  $       2,760  $          31
  Preferred stock dividends..............................................             22             --
                                                                           -------------  -------------
  Net income available to common stockholders............................  $       2,738  $          31
                                                                           -------------  -------------
                                                                           -------------  -------------
  Weighted average shares outstanding....................................     12,429,010     14,226,138
                                                                           -------------  -------------
                                                                           -------------  -------------
  Earnings per common share, basic.......................................  $        0.22  $        0.00
                                                                           -------------  -------------
                                                                           -------------  -------------

Earnings per common share, diluted:
  Net income.............................................................  $       2,760  $          31
                                                                           -------------  -------------
                                                                           -------------  -------------
  Weighted average shares outstanding....................................     12,429,010     14,226,138
Dilutive securities:
  Options................................................................        494,611        157,085
  Warrants...............................................................             --             --
  Redeemable preferred stock.............................................        254,692         55,124
                                                                           -------------  -------------
Weighted average shares outstanding, diluted.............................     13,178,313     14,438,347
                                                                           -------------  -------------
                                                                           -------------  -------------
Earnings per common share, diluted.......................................  $        0.21  $        0.00
                                                                           -------------  -------------
                                                                           -------------  -------------

    COMPREHENSIVE INCOME

    In January, 1998, the Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The only component of comprehensive income other than net income was foreign currency translation adjustments that commenced with the acquisition of the Company's first foreign subsidiary in July 1998.

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

    RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effect the effectiveness of transactions that receive hedge accounting. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but companies may adopt it on a going-forward basis as of the start of any fiscal quarter beginning on or after June 16, 1998. SFAS No. 133 cannot be applied retroactively. It must be applied to (a) derivative financial instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and at the Company's election, before January 1, 1998). The Company expects to adopt SFAS No. 133 on January 1, 2000 and is currently evaluating the impact of such adoption on the consolidated financial statements.

    RECLASSIFICATIONS

    Certain reclassifications have been made to conform with the current period presentation.

3. LEASE FINANCING RECEIVABLES

    The Company's lease financing receivables balance at December 31, 1998 and March 31, 1999, consists of the following (dollars in thousands):

                                                                              DECEMBER 31,   MARCH 31,
                                                                                  1998         1999
                                                                              ------------  -----------
Minimum lease payments......................................................   $  417,116   $   653,687
Estimated unguaranteed residual value.......................................        4,120        10,785
Initial direct costs........................................................        6,729        11,367
Unearned income.............................................................      (86,040)     (128,869)
Allowance for credit losses.................................................       (4,763)       (6,302)
                                                                              ------------  -----------
  Lease financing receivables, net..........................................   $  337,162   $   540,668
                                                                              ------------  -----------
                                                                              ------------  -----------

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

4. DEBT

    Total debt consisted of the following as of December 31, 1998 and March 31, 1999 (dollars in thousands):

                                                                               DECEMBER 31,  MARCH 31,
                                                                                   1998         1999
                                                                               ------------  ----------
Nonrecourse Debt:
  Securitized Warehouse Facilities...........................................   $  173,767   $  385,710
  Securitized Transactions:
    Series 1998-1 securitization.............................................      101,247       93,463
  Other nonrecourse debt.....................................................        1,497        4,862
                                                                               ------------  ----------
Total Nonrecourse Debt.......................................................      276,511      484,035
Other Debt...................................................................       23,026       27,284
                                                                               ------------  ----------
Total Debt...................................................................      299,537      511,319
Subordinated Notes Payable...................................................        3,250        3,250
                                                                               ------------  ----------
Total........................................................................   $  302,787   $  514,569
                                                                               ------------  ----------
                                                                               ------------  ----------

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

5. SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" on January 1, 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    The Company acquires and originates leases primarily through its Private Label, Wholesale/Retail, and Captive Finance programs. Additionally, the Company conducts business in the continental United States (U.S.) and the United Kingdom (U.K.). Segment and geographic data for the periods indicated are as follows (dollars in thousands):

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

5. SEGMENT INFORMATION (CONTINUED)

                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                               ------------------------
                                                                                   1998         1999
                                                                               ------------  ----------
Revenue by business segment:
  Private Label..............................................................   $    3,191   $    3,815
  Wholesale/Retail...........................................................       10,639       14,887
  Captive Finance............................................................          899          666
  Corporate..................................................................           --           --
                                                                               ------------  ----------
  Total......................................................................   $   14,729   $   19,368
Revenue by geographic area:
  Revenue generated from business within U.S.................................   $   14,729   $   17,099
  Revenue generated from U.K. operation......................................           --        2,269
                                                                               ------------  ----------
  Total......................................................................   $   14,729   $   19,368
Depreciation and amortization:
  Private Label..............................................................   $        5   $        6
  Wholesale/Retail...........................................................          469          897
  Captive Finance............................................................           27           17
  Corporate..................................................................          182          340
                                                                               ------------  ----------
  Total......................................................................   $      683   $    1,260
Pre-tax operating profit (loss):
  Private Label..............................................................   $    2,668   $    1,003
  Wholesale/Retail...........................................................        3,853        3,264
  Captive Finance............................................................          103          (99)
  Corporate..................................................................       (2,256)      (3,880)
                                                                               ------------  ----------
  Total......................................................................   $    4,368   $      288
Interest expense:
  Private Label..............................................................   $       25   $    2,723
  Wholesale/Retail...........................................................          355        3,594
  Captive Finance............................................................           19            3
  Corporate..................................................................           --           --
                                                                               ------------  ----------
  Total......................................................................   $      399   $    6,320


                                                                                        AS OF
                                                                               ------------------------
                                                                               DECEMBER 31,  MARCH 31,
                                                                                   1998         1999
                                                                               ------------  ----------
Total assets:
  Private Label..............................................................   $  158,446   $  255,710
  Wholesale/Retail...........................................................      255,146      355,595
  Captive Finance............................................................          120          550
  Corporate..................................................................       14,581       28,965
                                                                               ------------  ----------
  Total......................................................................   $  428,293   $  640,820
Total assets:
  Total U.S. assets..........................................................   $  388,149   $  594,506
  Total U.K. assets..........................................................       40,144       46,314
                                                                               ------------  ----------
  Total......................................................................   $  428,293   $  640,820

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

    Revenue increased $4.6 million, or 31%, from $14.7 million for the three months ended March 31, 1998 to $19.4 million for the three months ended March 31, 1999, due to strong originations which generated higher interest income and other income. The $4.6 million increase in revenue in the first quarter 1999 was net of a $6.6 million decrease in gain on sale of lease financing receivables from the first quarter of 1998 as a result of our strategic decision to alter the structure of our securitization transactions, effective July 1, 1998, so as to retain the leases on our balance sheet. With this change in the structure of our securitization transactions, we did not recognize any gain on sale of lease financing receivables during the first quarter of 1999.

    Gains from direct sales of lease financing receivables decreased $1.1 million, or 27%, from $4.3 million for the three months ended March 31, 1998 to $3.2 million for the three months ended March 31, 1999. The decrease is related to a decrease in the volume of leases sold to third parties.

    Interest income increased $11.6 million, or 719%, from $1.6 million for the three months ended March 31, 1998 to $13.2 million for the three months ended March 31, 1999. The increase was primarily related to a 60% increase in our balance of lease receivables outstanding during the first quarter of 1999 as a result of our decision, effective July 1, 1998, to retain lease receivables on our balance sheet after securitization. The increase was also related to an increase in the weighted average yield of lease receivables due to the fact that leases acquired under our Retail program, which are higher yielding, represented a larger percentage of our lease receivables outstanding in the first quarter of 1999 than in the first quarter of 1998.

    Servicing income increased $0.4 million, or 36%, from $1.2 million for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999. Servicing income consists of late charge income collected on leases owned and serviced and servicing income earned on leases sold under our securitization programs. This increase was primarily due to a 60% increase in late charges collected which resulted from a 66% increase in the average balance of leases owned and serviced. This increase in late charges was partially offset by a decrease in the late fees collected to total assets owned and serviced due to lower delinquencies. The increase in servicing income was partially offset by the change which was made to the structure of our securitization transactions. Effective July 1, 1998, we began retaining leases on our balance sheet after securitization. Servicing fees related to lease receivables securitized after such date were recorded as reduction of interest expense rather than servicing income.

    Other income increased $0.4 million, or 35%, from $1.0 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999. The increase is primarily attributable to documentation fees and other fees collected in connection with the origination and administration of the leases due to the overall expansion of our business.

    Salaries and benefits increased $0.9 million, or 15%, from $5.6 million for the three months ended March 31, 1998 to $6.5 million for the three months ended March 31, 1999. Such increase is primarily related to a 19% increase in the number of people employed by us during the same periods. The increase in headcount and salaries and benefits is directly related to increased origination activities and the overall expansion of our business. Lease originations increased 42% from the first quarter 1998 to the first quarter 1999. Average leases owned and serviced increased 66% from the first quarter 1998 to the first quarter 1999. Due to continued enhancements made to our e-commerce technology platform, we were able to increase efficiency and reduce the level of increase in salaries and benefits.

    Provision for credit losses increased $1.4 million, or 186%, from $0.7 million for the three months ended March 31, 1998 to $2.1 million for the three months ended March 31, 1999. The increase is primarily due to an increase in lease receivables retained on our balance sheet during the first quarter of 1999, which also resulted from our decision to retain leases on our balance sheet effective July 1, 1998.

    Depreciation and amortization increased $0.6 million, or 84%, from $0.7 million for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999. Such increase was primarily attributable to a 100% increase in goodwill and other intangible assets from March 1998 to March 1999 resulted from acquisitions made in 1998. Additionally, we experienced a 61% increase in fixed assets from March 1998 to March 1999 as a result of our acquisitions of leasing companies and the overall expansion of our business.

    Interest expense increased $5.9 million, or 1,484%, from $0.4 million for the three months ended March 31, 1998 to $6.3 million for the three months ended March 31, 1999. The increase primarily related to an increase in outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. The increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

    Other general and administrative expenses increased $0.9 million, or 45%, from $2.0 million for the three months ended March 31, 1998 to $2.9 million for the three months ended March 31, 1999. Such increase was attributable to the general expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

    Our lease finance business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Since inception, we have funded our operations primarily through borrowings under our funding facilities, sales of our common stock and by including our leases in public and private securitization transactions. We expect to require access to large amounts of capital to maintain and expand our volume of leases funded and, depending upon market conditions, to complete acquisitions of additional lease finance companies.

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

    We use our securitized funding facilities to fund the acquisition and origination of leases that satisfy the eligibility requirements established under each facility. These funding facilities provide us with advance rates that generally do not require us to utilize our capital during the period that lease receivables are financed under such facilities. The liquidity provided under certain facilities is generally interim in nature and we seek to refinance or resell the lease receivables that were funded under these interim facilities through our public securitization program within three to twelve months.

    In April 1999, we filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed public offering from time to time of up to $300,000,000 of our debt and/or equity securities. Proceeds from the securities which may be issued are expected to be used for general corporate purposes, including working capital.

    We believe that our existing cash and investment balances, cash flow from our operations, net proceeds from future securitization transactions and amounts available under our securitized funding facilities will be sufficient to fund our operations for the foreseeable future.

    SECURITIZED FUNDING FACILITIES

    As of March 31, 1999, our five securitized funding facilities had an aggregate funding capacity of $545 million. As of April 30, 1999, $210 million was available under these facilities.

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

    As of March 31, 1999, we have completed four public securitization transactions involving the issuance of $627 million of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, and the Series 1998-1 transaction in December 1998.

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

    Due to our ability to structure and sell Class B-1 and Class B-2 rated components of our securitizations, the remaining interest retained by us was reduced, which allowed us to maximize the cash proceeds generated from each transaction.

    In connection with the Series 1998-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA, Inc. were sold in the public market. The Class B-1 and Class B-2 notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co., and Fitch IBCA, Inc. which we retained for future sale in the private market.

    We were able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1 and 1996-2 securitizations, approximately 96% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, and approximately 95% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1998-1 securitization.

    SUBORDINATED NOTES

    In May 1997, we entered into a $5.0 million subordinated revolving credit facility with an affiliate. The commitment level on this facility is scheduled to decrease by $1.0 million per year. Advances under this facility bear interest at 11% per annum. As of March 31, 1999, we had not borrowed any money under this facility.

    In connection with the acquisition of Heritage in May 1997, we issued a $1.0 million subordinated note payable to the former owner of Heritage. Such note bears interest at 9% per annum, with principal payable semi-annually over 5 years.

    On October 1, 1998, we acquired all of the outstanding shares of capital stock of Titan Finance, Limited, a company incorporated in England and Wales, in exchange for $2,250,000 in cash and $2,250,000 in convertible subordinated promissory notes. The promissory notes bear interest at a rate of 6% per annum, payable semi-annually, with the outstanding principal amount due October 1, 2003. The notes will automatically convert into shares of our common stock when the average trading price of the common stock for the twenty days preceding conversion equals or exceeds $20.00. Upon conversion, we will issue one share of common stock for each $20.00 of outstanding principal amount of the notes.

    INTEREST RATE MANAGEMENT ACTIVITIES

    The implicit yield to us on all of our leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the leases. When we acquire or originate leases, we base our pricing on the "spread" we expect to achieve between the implicit yield to us on each lease and the effective interest cost we will pay when we sell or refinance such lease through a public securitization transaction. Increases in interest rates between the time the leases are acquired or originated by us and the time they are sold or refinanced through a public securitization transaction could narrow or eliminate the spread, or result in a negative spread. It is our policy to generally mitigate the risk on changes in interest rates. We mitigate the volatility of interest rate movement between the time we acquire or originate a lease and the time such lease is sold or refinanced through a public securitization transaction by hedging movements in interest rates using interest rate swap derivatives which match the underlying cash flow associated with the leases originated. Under these swap agreements, we receive interest on the notional amount at either the 30-day LIBOR or the 30-day AA Corporate Commercial Paper Index, as applicable, and we pay a fixed rate which is equal to a spread over the yield to maturity of U.S. Treasury securities similar to the maturities of the specific leases being held for securitization. Such hedging arrangements are generally implemented when our portfolio of unhedged leases reaches $10.0 million. At certain times, changes in the interest rate market present favorable conditions to hedge against future rate movement. We may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but this activity is generally limited to levels where we are confident of origination in the near term.

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

    The Year 2000 program for all of our hardware, software, operating systems, relationships and services consists of the following six phases:

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

COSTS TO ADDRESS THE YEAR 2000 ISSUES

    We did not incur any material cost to address Year 2000 issues during the year ended December 31, 1998. We estimate that we will incur costs approximating $250,000 during 1999 to complete our resolution of Year 2000 issues.

RISKS OF THE YEAR 2000 ISSUES

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Our implicit yield on all of our leases is based on a fixed interest rate. We generally obtain initial funding for lease acquisitions and originations through borrowings under our securitized funding facilities and, from time to time, depending on market conditions, we include the lease receivables in a securitization transaction or portfolio sale. Because the securitized funding facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest rate swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of March 31, 1999, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables that were not permanently securitized.

    The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of March 31, 1999 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

12-month pre-tax earnings change from increase in benchmark Treasury by 50 basis points:
(Dollars in thousands)

Decrease in pre-tax earnings from increase in interest
  expense..................................................  $  (1,860)
Increase in pre-tax earnings from decrease in interest
  expense due to the amortization of swap proceeds.........      1,456
                                                             ---------
Net decrease in pre-tax earnings...........................  $    (404)
                                                             ---------
                                                             ---------

    CREDIT SPREAD RISK

    We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our Securitized Funding Facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of March 31, 1999, an increase of 50 basis points in the credit spread would result in a $1,860,000 decrease in our pre-tax earnings in the next 12 months, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

    FOREIGN EXCHANGE RISK

    We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of March 31, 1999, our pound sterling denominated lease receivables totaled approximately $28.6 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $21.0 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of March 31, 1999, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $89,000 decrease in our pretax earnings in the next 12 months.

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

                           PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    During 1999, we have undertaken a number of initiatives to further our strategy to become a leading provider of e-commerce financial products and services.

    In February 1999, we announced the formation of a new strategic services group called B2B Solutions, which is dedicated to providing e-commerce technology solutions and on-line financing products for commercial customers. Our e-commerce technology enables us to make direct originations or acquisitions of leases over the internet through an on-line application process that provides customers with immediate access to our credit department and lease documents. Our lease processing systems are linked directly to the vendor's systems through our internet browser, allowing us to interface with the vendor's web site, sales force and customers and providing customers with real-time access to application status reports and portfolio and customer performance data. We are also able to develop financial web sites for our vendors to facilitate business-to-business e-commerce and offer maintenance and training support.

    In April 1999, we announced that we plan to begin offering accounts receivable financing to our business customers beginning in the second half of 1999.

    We also announced in April 1999 that we intend to apply for regulatory approval to establish the first internet-based business-to-business bank. Our internet bank will be devoted exclusively to the banking and financing needs of small business customers. Our goal in establishing the bank is to diversify our funding sources, lower our costs of funds, and allow us to offer additional e-commerce products to our base of business customers.

    We refer you to "Item 1. Business-Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" in our Form 10-K Annual Report for the year ended December 31, 1998. In connection with initiatives described above, we have identified the following risks and uncertainties, which supplement those set forth in the Form 10-K:

    - We may not be successful in implementing our e-commerce growth strategy. The success of our e-commerce initiatives are dependent on the continued growth and viability of the internet and the acceptance of internet banking and e-commerce products and services by small business customers.

    - We may not receive regulatory approval of our bank charter application. Our inability to conduct certain of our operations through an internet bank would limit our proposed e-commerce product and service offerings.

    - If we receive regulatory approval for our internet bank, we will be subject to federal regulation as a bank holding company and the bank will be subject to extensive regulation by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Operations Corporation and the Board of Governors of the Federal Reserve Board. In addition, the bank will be subject to minimum capital and leverage requirements.

    - Government regulation of the internet could adversely affect our e-commerce initiatives. Various local, state, federal and foreign governments are now considering proposals to regulate certain aspects of the internet, such as on-line content, privacy of user identification and other information, telecommunication access charges, liability and jurisdictional issues and taxation of e-commerce. In addition, the manner in which existing laws will be applied to e-commerce transactions is uncertain. Legal requirements which increase the costs or delays required in connection with e-commerce transactions may deter businesses from conducting such transactions.

    - Our computer systems, or those of third parties on whom we rely, could fail or suffer security breaches. Our e-commerce initiatives are dependent on the consistent operation of computer systems, which may fail or be limited because of Year 2000 problems, mechanical breakdown, computer viruses, power loss, telecommunications interruption, fire, water or storm damage, human error or otherwise. In addition, our systems, like those of other internet-based entities, are vulnerable to break-ins, security breaches and similar problems. Any such security breaches may subject us to litigation and the inability to attract and retain customers.

    - Our internet bank will rely extensively on third party providers of technical and customer services. If such providers experience problems or terminate their services, the bank's operations could be interrupted or otherwise adversely affected.

    - We will rely on key employees to operate our internet bank. The success of our internet banking initiatives will depend upon our ability to recruit and retain experienced banking employees and executives. We will depend to a large extent upon the experience, abilities and continued efforts of these individuals and the loss of the services of one or more of these individuals could have a material, adverse effect on our business, financial condition and results of operations.

    In April 1999, we also completed our fifth public securitization transaction of $283 million of equipment leases. In connection with this Series 1999-1 transaction, four tranches of Class A Notes that totaled $260 million and Class B-1 and Class B-2 notes that totaled $8.5 million were sold and financed. Four tranches of Class A Notes, rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA, Inc. were sold in the public market.

    The Class B-1 and Class B-2 notes were rated BB and BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co., and Fitch IBCA, Inc. and was retained by us for future sale in the private market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

   EXHIBIT
   NUMBER
-------------
         27    Financial Data Schedule for the three months ended March 31, 1999

    (b) REPORTS ON FORM 8-K

    The Company was not required to file any Form 8-K Reports during the first quarter of 1999.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Executive Vice President
       /s/ SANDY B. HO            and Chief Financial
------------------------------    Officer (principal           May 12, 1999
         Sandy B. Ho              financial officer)