Form 10-Q
period 1999-06-30
FIRST SIERRA FINANCIAL INC
filed 1999-08-13
CIK 1034812

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(MARK ONE)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER 0-22525
                            -----------------------


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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares outstanding of the registrant's common stock, $.01 par value, at August 1, 1999 was 18,962,815.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                            JUNE 30,       DECEMBER 31,
                                                                                              1999            1998
                                                                                           ---------       ------------
                                                                                          (UNAUDITED)
  Lease financing receivables, net .................................................       $ 671,439        $337,162
  Cash and cash equivalents ........................................................          71,930           7,928
  Other receivables ................................................................           4,748          11,596
  Investment in trust certificates .................................................           7,501           7,288
  Marketable securities ............................................................           4,614           5,042
  Goodwill and other intangible assets, net ........................................          40,965          39,202
  Furniture and equipment, net .....................................................          10,338           9,909
  Other assets .....................................................................           8,068           6,923
  Current tax receivables ..........................................................           1,013           3,243
                                                                                           ---------        --------

       Total assets ................................................................       $ 820,616        $428,293
                                                                                           =========        ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Debt:
     Nonrecourse debt ..............................................................       $ 581,666        $276,511
     Other debt ....................................................................          28,995          23,026
     Subordinated notes payable ....................................................           1,000           3,250
  Other liabilities:
     Accounts payable and accrued liabilities ......................................          28,461          23,283
     Holdback reserves payable .....................................................          24,420          16,682
     Income taxes payable ..........................................................             184             523
     Deferred income taxes .........................................................             570             501
                                                                                           ---------        --------

       Total liabilities ...........................................................         665,296         343,776
                                                                                           ---------        --------

  Redeemable preferred stock .......................................................             469             469

  Stockholders' equity:
       Common stock, $.01 par value, 100,000,000 shares authorized, 18,362,815 shares and 14,223,915 shares issued and outstanding as of 6/30/99 and
           12/31/98, respectively ..................................................             184             142
       Additional paid-in capital ..................................................         147,717          76,855
       Retained earnings ...........................................................           7,142           6,859
       Accumulated other comprehensive income ......................................            (192)            192
                                                                                           ---------        --------

       Total stockholders' equity ..................................................         154,851          84,048
                                                                                           ---------        --------

       Total liabilities and stockholders' equity ..................................       $ 820,616        $428,293
                                                                                           =========        ========


   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                           FOR THE  THREE MONTHS
                                                                                               ENDED JUNE 30,
                                                                                           ---------------------
                                                                                             1999          1998
                                                                                           -------       -------
                                                                                                        (RESTATED)
 Gain on sale of lease financing receivables through securitization transactions ...       $    --       $ 9,741
 Gains from direct sales of lease financing receivables ............................         3,504         4,378
 Interest income ...................................................................        17,154         2,221
 Servicing income ..................................................................         1,956         1,501
 Other income ......................................................................         1,110         1,216
                                                                                           -------       -------

    Total revenues .................................................................        23,724        19,057
                                                                                           -------       -------

 Salaries and benefits .............................................................         7,172         7,146
 Interest expense ..................................................................         8,945           411
 Provision for credit losses on lease financing receivables ........................         2,057           908
 Depreciation and amortization .....................................................         1,299         1,014
 Other general and administrative ..................................................         3,586         3,469
 Research and development costs of acquired companies ..............................            --         2,550
 Relocation of operations center ...................................................            --           626
                                                                                           -------       -------

    Total expenses .................................................................        23,059        16,124
                                                                                           -------       -------

 Income before provision for income taxes ..........................................           665         2,933
 Provision for income taxes ........................................................           413         1,259
                                                                                           -------       -------

 Net income ........................................................................       $   252       $ 1,674
                                                                                           =======       =======

 Earnings per common share, basic ..................................................       $  0.02       $  0.12
                                                                                           =======       =======

 Earnings per common share, diluted ................................................       $  0.02       $  0.11
                                                                                           =======       =======


  The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                            FOR THE  SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                           ---------------------
                                                                                            1999          1998
                                                                                           -------       -------
                                                                                                        (RESTATED)
 Gain on sale of lease financing receivables through securitization transactions ...       $    --       $16,291
 Gains from direct sales of lease financing receivables ............................         6,674         8,714
 Interest income ...................................................................        30,319         3,828
 Servicing income ..................................................................         3,603         2,708
 Other income ......................................................................         2,496         2,245
                                                                                           -------       -------

    Total revenues .................................................................        43,092        33,786
                                                                                           -------       -------

 Salaries and benefits .............................................................        13,650        12,784
 Interest expense ..................................................................        15,265           810
 Provision for credit losses on lease financing receivables ........................         4,144         1,637
 Depreciation and amortization .....................................................         2,559         1,697
 Other general and administrative ..................................................         6,521         5,496
 Research and development costs of acquired companies ..............................            --         2,550
 Relocation of operations center ...................................................            --         1,511
                                                                                           -------       -------

    Total expenses .................................................................        42,139        26,485
                                                                                           -------       -------

 Income before provision for income taxes ..........................................           953         7,301
 Provision for income taxes ........................................................           670         2,867
                                                                                           -------       -------

 Net income ........................................................................       $   283       $ 4,434
                                                                                           =======       =======

 Earnings per common share, basic ..................................................       $  0.02       $  0.34
                                                                                           =======       =======

 Earnings per common share, diluted ................................................       $  0.02       $  0.32
                                                                                           =======       =======


  The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  FOR THE  SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                               --------------------------
                                                                                                 1999             1998
                                                                                               ---------        ---------
                                                                                                                (RESTATED)
 Cash Flows from Operations:
    Net Income .........................................................................       $     283        $   4,434
    Reconciliation of net income to cash provided by operations:
        Depreciation and amortization ..................................................           2,559            1,697
        Provision for credit losses on lease financing receivables .....................           4,144            1,637
        Gain on sale of lease financing receivables ....................................          (6,674)         (25,005)
        Research and development costs of acquired companies ...........................              --            2,550
        Funding of lease financing receivables, held for sale ..........................        (138,942)        (370,576)
        Principal payments received on lease financing receivables, held for sale ......              --            9,999
        Proceeds from sales of lease financing receivables, net of trust certificates
          and marketable securities retained, if any ...................................         150,572          388,484
        Repayments of warehouse credit facilities, net of proceeds from borrowings .....              --           (6,720)
        Deferred income taxes ..........................................................             280               --
        Accumulated translation adjustment .............................................            (384)              --
        Changes in assets and liabilities, net of effects from acquisitions:
          Decrease (increase) in other receivables .....................................           6,851          (17,748)
          Decrease (increase) in other assets ..........................................          (1,145)             273
          Increase (decrease) in accounts payable and accrued liabilities ..............           5,148             (311)
          Increase in holdback reserve payable .........................................           7,536            2,646
          Decrease in current income tax receivable, net of decrease in
            income tax payable .........................................................           1,813              198
                                                                                               ---------        ---------

                   Net Cash Provided by (Used for) Operations ..........................          32,041           (8,442)
                                                                                               ---------        ---------
 Cash Flows from Investing Activities:
        Funding of lease financing receivables, held for investment ....................        (392,003)              --
        Principal payments received on lease financing receivables,
          held for investment ..........................................................          58,611               --
        Expenditures for furniture and equipment .......................................          (1,810)          (2,987)
        Expenditures for acquisitions, including acquisition costs,
          less cash acquired ...........................................................         (12,369)          (6,731)
                                                                                               ---------        ---------

                   Net Cash Used in Investing Activities ...............................        (347,571)          (9,718)
                                                                                               ---------        ---------
 Cash Flows from Financing Activities:
        Proceeds from warehouse credit facilities, net of repayments ...................         311,124               --
        Repayment of subordinated notes payable ........................................              --           (5,000)
        Proceeds from issuance of common stock, net and exercise of
          stock options ................................................................          68,408           39,741
        Distributions to stockholders ..................................................              --             (255)
                                                                                               ---------        ---------

                   Net Cash Provided by Financing Activities ...........................         379,532           34,486
                                                                                               ---------        ---------

 Net Increase in Cash and Cash Equivalents .............................................          64,002           16,326
 Cash and Cash Equivalents at January 1, ...............................................           7,928           14,569
                                                                                               ---------        ---------

 Cash and Cash Equivalents at June 30, .................................................       $  71,930        $  30,895
                                                                                               =========        =========



   The accompanying notes are an integral part of these financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   THE COMPANY

     Organization

     First Sierra Financial, Inc. ("First Sierra" or the "Company") customizes lease financing products and offers servicing, consulting and technology solutions for commercial customers. The Company was formed in June 1994 to acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, medical, dental, diagnostic, telecommunications, office, automotive servicing, hotel security, food services, tree service and industrial. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $31,000 for leases originated in 1998 and $28,000 for leases originated during the first six months of 1999. The Company funds the acquisition or origination of its leases from working capital or through its securitized funding facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to such date, we recorded a gain on sale of lease financing receivables when the receivables were included in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our securitization transactions so as to retain leases we acquire and originate on our balance sheet as long-term investments rather than selling such leases through securitization transactions. The Company also modified the structure of its securitized funding facilities such that they would be considered debt under generally accepted accounting principles. The cash flows available to the Company, which are generally based on the advance rates and discount rates set forth in the agreements, were unaffected by these modifications. The primary effect from this move to emphasize portfolio lending is a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables.

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

     Since inception, the Company's underwriting, customer service and collection staff had been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas. The relocation was commenced in late 1997 and completed in the first half of 1998. The Company incurred in the second quarter of 1998 approximately $626,000 of pre-tax expenses related to the relocation, or $0.03 per diluted share. For the six month period ended June 30, 1998, the Company incurred approximately $1,511,000 of pre-tax expenses related to the relocation, or $0.07 per diluted share.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands unless otherwise indicated.

     Gain on Sale of Lease Financing Receivables

     Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for ongoing recourse obligations of the Company, if any. At June 30, 1999, the Company believes that it does not have any material recourse obligations related to receivables sold through portfolio sales.

     Exposure to Credit Losses

     Management evaluates the collectibility of leases acquired or originated based on the level or recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. The Company provided an allowance for credit losses for leases which were considered impaired during the period from the funding of the leases through the date such leases were sold through the Company's securitization program. When the securitizations took place, the Company reduced the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold were taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any. Effective as of July 1, 1998, the Company made a strategic decision to retain its leases as long-term investments on its balance sheet. As a result, the Company now provides an allowance for credit losses for retained leases which the Company considers impaired based on management's assessment of the risks inherent in the lease receivables. Management monitors the allowance on an ongoing basis based on its current assessment of the risks and losses identified in the portfolio.

     The Company's allowance for credit losses on lease receivables and its valuation of the Trust Certificates retained in its securitization transactions are based on management's current assessment of the risks inherent in the Company's lease receivables from national and regional economic conditions, industry conditions, concentrations, financial conditions of the obligors, historical experience of certain origination channels, and other factors. These estimates are reviewed periodically and as additional provisions or write-downs become necessary, they are reported as reduction of earnings in the period in which they become known.

     In assessing the Company's exposure to credit losses, management generally segregates the leases acquired under its Private Label program from those acquired or originated under its Wholesale and Retail programs due to the differing levels of credit protection available to the Company under the various lease funding programs.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Comprehensive Income

     In January 1998, the Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The only component of comprehensive income other than net income was foreign currency translation adjustments that commenced with the acquisition of the Company's first foreign subsidiary in July 1998.


                                                       FOR THE THREE MONTHS      FOR THE  SIX MONTHS
                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                       --------------------      -------------------
                                                       1999           1998       1999          1998
                                                       -----         ------      -----        ------
                                                                   (RESTATED)               (RESTATED)

 Net income ....................................       $ 252         $1,674      $ 283        $4,434
 Other comprehensive income (loss):
    Foreign currency translation adjustment,
      net of tax ...............................        (174)            --       (384)           --
                                                       -----         ------      -----        ------

 Comprehensive income (loss) ...................       $  78         $1,674      $(101)       $4,434
                                                       =====         ======      =====        ======

     Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Balance sheet translation adjustments, net of related deferred taxes, are reflected as other comprehensive income (loss) in the stockholders' equity section of the Company's balance sheet and accordingly, have no impact on net income or loss.

     Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effect the effectiveness of transactions that receive hedge accounting. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" which amends the effective date of SFAS No.
133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but companies may adopt it on a going-forward basis as of the start of any fiscal quarter beginning on or after June 16, 1998. SFAS No. 133 cannot be applied retroactively. It must be applied to (a) derivative financial instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and at the Company's election, before January 1, 1999). The Company expects to adopt SFAS No. 133 on January 1, 2001 and is currently evaluating the impact of such adoption on the consolidated financial statements.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Restatement of Results for 1998

     Results for 1998 have been restated to reflect the July 1998 acquisition of the Republic Group, Inc. which was accounted for under the pooling-of-interests method.

     Reclassifications

     Certain reclassifications have been made to conform with the current period presentation.

3.   ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth the Company's allowance for credit losses for its Private Label program and its Wholesale and Retail programs for the six months ended June 30, 1998 and 1999:

                                                                    PRIVATE      WHOLESALE/
                                                                     LABEL       RETAIL (1)      TOTAL (2)
                                                                    -------      ----------      ---------
 Balance at December 31, 1998 ................................       $  83        $ 4,680        $ 4,763
      Provision for credit losses ............................         144          4,000          4,144
      Charge-offs, net of recoveries, on leases acquired or
          originated by the Company ..........................         (33)          (912)          (945)
      Reduction of allowance for leases sold (1) .............          --           (431)          (431)
      Allowance related to leases acquired through
          business combinations ..............................          --            354            354
      Charge-offs, net of recoveries, on leases acquired
          through business combinations ......................          --           (574)          (574)
                                                                     -----        -------        -------

 Balance at June 30, 1999 ....................................       $ 194        $ 7,117        $ 7,311
                                                                     =====        =======        =======

 Balance at December 31, 1997 ................................       $  36        $   945        $   981
      Provision for credit losses ............................          42          1,595          1,637
      Charge-offs, net of recoveries, on leases acquired or
          originated by the Company ..........................         (27)          (116)          (143)
      Reduction of allowance for leases sold (1) .............         (41)        (1,588)        (1,629)
      Allowance related to leases acquired through
          business combinations ..............................          --            317            317
      Charge-offs, net of recoveries on leases acquired
          through business combinations ......................          --           (153)          (153)
                                                                     -----        -------        -------

      Balance at June 30, 1998 ...............................       $  10        $ 1,000        $ 1,010
                                                                     =====        =======        =======

-----------
(1) In connection with the sales of leases, the Company reduces the allowance for credit losses for any provision previously recorded for such leases, since once the leases are sold the Company retains no risk of loss related to the leases sold.

(2) The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. During the six months ended June 30, 1998 and 1999, leases originated through its Captive Finance program were approximately $108 million and $106 million, respectively, all of which were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to the Company. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


     The following table sets forth certain information regarding the Company's allowance for credit losses for leases originated under its Private Label program and its Wholesale and Retail programs as of June 30, 1999 (5):

                                                                AS OF JUNE 30, 1999
                                                      -------------------------------------
                                                        PRIVATE       WHOLESALE/
                                                        LABEL(1)      RETAIL(4)      TOTAL
                                                      -----------     ----------   --------
Lease financing receivables, net ...................  $   266,064     $380,530     $646,594(2)(3)
Allowance for credit losses ........................          194        7,117        7,311
Allowance as a percentage of lease financing
   receivables, net ................................         0.07%        1.87%        1.13%

Credit protection available for leases outstanding under the Private Label program:


Ratio of recourse to Private Label Source to lease
   financing receivables outstanding under the
   Private Label program (1) .......................        11.13%
Ratio of holdback reserves outstanding to
   total leases outstanding under the
   Private Label program (1) .......................         4.34%

----------------
(1) Under the Private Label program, the Company seeks to minimize its losses through a security interest in the equipment and leases funded, recourse to the Private Label Source which is generally collateralized by holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to the Company, management takes into consideration the ability of the Private Label Source to honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value.

(2) Does not reflect the reduction of allowance for credit losses provided for the underlying lease financing receivables.

(3) Excludes lease financing receivables outstanding under the Captive Finance program. As of June 30, 1999, lease financing receivables outstanding under the Captive Finance program were $32,156,000. The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. Leases originated through its Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to the Company. Therefore no allowance for credit losses were provided for leases originated under the Captive Finance program.

(4) Management analyzes the collectibility of leases acquired or originated pursuant to its Wholesale and Retail programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. While the Company owns the underlying equipment, it does not have any recourse or holdback reserves with respect to any leases acquired or originated pursuant to its Wholesale and Retail programs.

(Footnotes continued on next page)

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

(5) Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. Effective July 1, 1998, we altered the structure of our securitization transactions so as to retain leases on our balance sheet. With the change, the allowance information as of June 30, 1999 is not comparable to prior year. Therefore, the information for 1998 is not presented.

     The following table sets forth certain information as of June 30, 1999 and December 31, 1998, with respect to leases which were held by the Company in its portfolio:

                                       AS OF JUNE 30, 1999                                AS OF DECEMBER 31, 1998
                       ----------------------------------------------------    --------------------------------------------
                          PRIVATE     WHOLESALE/    CAPTIVE                     PRIVATE     WHOLESALE/  CAPTIVE
                           LABEL        RETAIL     FINANCE(1)      TOTAL         LABEL        RETAIL   FINANCE(1)   TOTAL
                         ---------     --------    ----------    ----------    ----------    --------  ----------  --------

Gross leases outstanding .  $331,172   $452,721     $36,479      $820,372       $171,195     $244,311    $1,610  $417,116
31-60 days past due ......      0.90%      1.02%       4.40%         1.12%          0.41%        0.83%     0.00%     0.66%
61-90 days past due ......      0.15%      0.46%       0.00%         0.31%          0.15%        0.36%     0.00%     0.27%
Over 90 days past due ....      0.11%      0.84%       0.00%         0.50%          0.28%        0.48%     0.00%     0.39%
                            ---------   --------    -------      ---------      ---------    ---------   ------  ---------
     Total past due ......      1.16%      2.32%       4.40%         1.93%          0.84%        1.67%     0.00%     1.32%
                            =========   ========    ========     =========      =========    =========   ======  =========

----------------
(1) The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. Leases originated through its Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time or originations without recourse to the Company.

The following table sets forth the charge-off experience of the Company with respect to leases in its portfolio (3):

                                                                                         FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30, 1999
                                                                                         --------------------
Average balance of leases outstanding during the period (1)(2) .................              $    517,076
                                                                                              ============
Net losses experienced on leases acquired:
   Private Label program .......................................................              $         33
   Wholesale and Retail programs ...............................................                       912
                                                                                              ------------
     Total .....................................................................              $        945
                                                                                              ============
Net Loss Ratio as a percentage of average balance of leases outstanding ........                      0.18%
                                                                                              ============

----------------------
(1) Excludes lease receivables and losses on lease receivables acquired through business combinations.

(2) Represents net principal balance of leases held by the Company in its portfolio.

(3) Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. Effective July 1, 1998, we altered the structure of our securitization transactions so as to retain leases on our balance sheet. With this change, the allowance information as of June 30, 1999 is not comparable to prior year; therefore, the information for 1998 is not presented.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4.    EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

                                                           FOR THE THREE MONTHS                 FOR THE  SIX MONTHS
                                                              ENDED JUNE 30,                       ENDED JUNE 30,
                                                       -----------------------------       -----------------------------
                                                          1999              1998              1999              1998
                                                       -----------       -----------       -----------       -----------
                                                                         (RESTATED)                          (RESTATED)
 Earnings per common share, basic:
 Net income ....................................       $       252       $     1,674       $       283       $     4,434
    Preferred stock dividends ..................                --                18                --                40
                                                       -----------       -----------       -----------       -----------
 Net income available to common stockholders ...       $       252       $     1,656       $       283       $     4,394
                                                       ===========       ===========       ===========       ===========

 Weighted average shares outstanding ...........        14,704,204        13,763,379        14,466,602        13,099,880
                                                       ===========       ===========       ===========       ===========

 Earnings per common share, basic ..............       $      0.02       $      0.12       $      0.02       $      0.34
                                                       ===========       ===========       ===========       ===========

 Earnings per common share, diluted:
 Net income ....................................       $       252       $     1,674       $       283       $     4,434
                                                       ===========       ===========       ===========       ===========

 Weighted average shares outstanding ...........        14,704,204        13,763,379        14,466,602        13,099,880
 Dilutive securities:
    Options ....................................           872,658           654,703           514,871           574,657
    Redeemable preferred stock .................            55,125           210,247            55,125           232,470
                                                       -----------       -----------       -----------       -----------

 Weighted average shares outstanding, diluted ..        15,631,987        14,628,329        15,036,598        13,907,007
                                                       ===========       ===========       ===========       ===========

 Earnings per common share, diluted ............       $      0.02       $      0.11       $      0.02       $      0.32
                                                       ===========       ===========       ===========       ===========

     The second quarter of 1999 earnings per share calculation excludes options to purchase approximately 59,000 shares of common stock at exercise prices ranging from $23.9375 to $24.00 per share that were outstanding during the second quarter of 1999 because the inclusion of such options would have been antidilutive. In addition to the 59,000 options excluded in the second quarter of 1999, the computation of diluted earnings per share for the six months ended June 30, 1999 also excludes options to purchase approximately 944,203 shares of common stock at exercise prices ranging from $11.25 per share to $18.375 per share that were outstanding during the first quarter of 1999, because such options were antidilutive.

5.   LEASE FINANCING RECEIVABLES

     The Company's lease financing receivables balance at June 30, 1999 and December 31, 1998, consists of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        1999           1998
                                                      ---------    ------------
        Minimum lease payments.....................   $ 820,372     $ 417,116
        Estimated unguaranteed residual value......      10,285         4,120
        Initial direct costs.......................      14,278         6,729
        Unearned income............................    (166,185)      (86,040)
        Allowance for credit losses................      (7,311)       (4,763)
                                                      ---------     ---------
            Lease financing receivables, net.......   $ 671,439     $ 337,162
                                                      =========     =========

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6.   DEBT

     Total debt consisted of the following as of June 30, 1999 and December 31, 1998:

                                                   June 30,      DECEMBER 31,
                                                     1999           1998
                                                   --------      ------------
    Nonrecourse Debt:
      Securitized Warehouse Facilities .....       $272,256       $173,767
      Securitized Transactions:
          Series 1998-1 securitization .....         86,225        101,247
          Series 1999-1 securitization .....        209,778             --
      Other nonrecourse debt ...............         13,407          1,497
                                                   --------       --------
          Total Nonrecourse Debt ...........        581,666        276,511
    Other Debt .............................         28,995         23,026
    Subordinated Notes Payable .............          1,000          3,250
                                                   --------       --------
          Total Debt .......................       $611,661       $302,787
                                                   ========       ========


     The Company classifies its indebtedness as either nonrecourse debt or debt based on the structure of the debt instrument that defines the Company's obligations. Nonrecourse debt includes amounts outstanding related to leases included in Securitized Warehouse Facilities, securitized transactions, or individual or groups of leases funded under nonrecourse funding arrangements with specific financing sources. Amounts outstanding in these instances are classified as nonrecourse debt because the Company has no obligation to ensure that investors or funding sources receive the full amount of principal and interest which may be due to them under their funding arrangement. In these instances, the investors or financing sources may only look to specific leases and the associated cashflows for the ultimate repayment of amounts due to them. In the event the cashflow associated with specific leases funded under circumstances are insufficient to fully repay amounts due, the investor or financing source withstands the full risk of loss. Debt includes amounts due to financing sources for which the Company is responsible for full repayment of principal and interest.

7.   PUBLIC EQUITY OFFERING

     In June 1999, the Company completed the sale to the public of 4,000,000 shares of its common stock, from which it received cash proceeds of approximately $68.4 million, net of expenses. In July 1999, the underwriters of the Company's offering exercised their over-allotment option and purchased an additional 600,000 shares of the Company's common stock, from which it received cash proceeds of approximately $10.4 million, net of expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, including to fund net asset originations and for other working capital needs.

8.   ACQUISITION

     In June 1999, the Company acquired the small ticket leasing division of Fifth Third Leasing Company, a subsidiary of Fifth Third Bank, for $12.3 million in cash. This acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of such entity has been included in the accompanying consolidated financial statements from the date the entity was acquired. The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. Such allocation resulted in goodwill of approximately $2.6 million, which is being amortized on a straight-line basis over 20 years.

                 FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9.   SEGMENT INFORMATION

     The Company acquires and originates leases primarily through its Private Label, Wholesale/Retail, and Captive Finance programs.

                                                              FOR THE THREE MONTHS             FOR THE  SIX MONTHS
                                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                                            ------------------------        ------------------------
                                                              1999            1998            1999            1998
                                                            --------        --------        --------        --------
                                                                            (RESTATED)                      (RESTATED)
 Revenues by business segment:
    Private Label ...................................       $  5,657        $  2,950        $  9,472        $  6,141
    Wholesale/Retail ................................         16,148          15,189          31,035          25,828
    Captive Finance .................................          1,919             918           2,585           1,817
                                                            --------        --------        --------        --------

      Total .........................................       $ 23,724        $ 19,057        $ 43,092        $ 33,786
                                                            ========        ========        ========        ========

 Income (loss) before provision for income taxes:
    Private Label ...................................       $  1,639        $  2,689        $  2,642        $  5,357
    Wholesale/Retail ................................          3,763           5,822           7,027           9,675
    Captive Finance .................................            312             160             213             263
    Corporate .......................................         (5,049)         (5,738)         (8,929)         (7,994)
                                                            --------        --------        --------        --------

      Total .........................................       $    665        $  2,933        $    953        $  7,301
                                                            ========        ========        ========        ========


                                           AS OF
                               ---------------------------
                               JUNE 30,       DECEMBER 31,
                                 1999             1998
                               --------       ------------
 Total assets:
    Private Label ......       $302,371         $158,446
    Wholesale/Retail ...        393,902          255,146
    Captive Finance ....         47,704              120
    Corporate ..........         76,639           14,581
                               --------         --------

      Total ............       $820,616         $428,293
                               ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1999 AND 1998

     Revenues increased $4.6 million, or 24%, from $19.1 million for the three months ended June 30, 1998 to $23.7 million for the three months ended June 30, 1999, due to strong originations which generated higher interest income. The $4.6 million increase in revenues in the second quarter 1999 was net of a $9.7 million decrease in gain on sale of lease financing receivables from the second quarter of 1998 as a result of our strategic decision to alter the structure of our securitization transactions, effective July 1, 1998, so as to retain the leases on our balance sheet. With this change in the structure of our securitization transactions, we did not recognize any gain on sale of lease financing receivables during the second quarter of 1999.

     Gains from direct sales of lease financing receivables decreased $0.9 million, or 20%, from $4.4 million for the three months ended June 30, 1998 to $3.5 million for the three months ended June 30, 1999. The decrease is related to a decrease in the volume of leases sold to third parties.

     Interest income increased $15.0 million, or 672%, from $2.2 million for the three months ended June 30, 1998 to $17.2 million for the three months ended June 30, 1999. The increase was primarily related to a 852% increase in our average balance of interest bearing assets during the second quarter of 1999 primarily as a result of our decision, effective July 1, 1998, to retain lease receivables on our balance sheet after securitization.

     Servicing income increased $0.5 million, or 30%, from $1.5 million for the three months ended June 30, 1998 to $2.0 million for the three months ended June 30, 1999. Servicing income consists of late charge income collected on leases owned and serviced by the Company and servicing income earned on leases sold under our securitization programs. This increase was primarily due to a 58% increase in late charges collected which resulted from a 69% increase in the average balance of leases owned and serviced. The increase in servicing income was partially offset by the change which was made to the structure of our securitization transactions. Effective July 1, 1998, we began retaining leases on our balance sheet after securitization. Servicing fees related to lease receivables securitized after such date were recorded as reduction of interest expense rather than servicing income.

     Salaries and benefits were essentially unchanged comparing the second quarter of 1998 to the second quarter of 1999. Continued enhancements made to our e-commerce technology platform allowed us to increase efficiency and maintain salaries and benefits at a stable level in relation to the increase in the number of lease originations handled. Average balance of leases owned and serviced increased 69% from the second quarter 1998 to the second quarter 1999.

     Interest expense increased $8.5 million, or 2,076%, from $0.4 million for the three months ended June 30, 1998 to $8.9 million for the three months ended June 30, 1999. The increase is primarily related to an increase in outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. The increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

     Provision for credit losses increased $1.2 million, or 127% from $0.9 million for the three months ended June 30, 1998 to $2.1 million for the three months ended June 30, 1999. The increase is primarily due to an increase in lease receivables retained on our balance sheet during the second quarter of 1999, which also resulted from our decision to retain leases on our balance sheet effective July 1, 1998.

     Depreciation and amortization increased $0.3 million, or 28% from $1.0 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999. Such increase was primarily attributable to a 63% increase in goodwill and other intangible assets from June 1998 to June 1999 resulting from acquisitions made in the second half of 1998 and in 1999. Additionally, we experienced a 45% increase in fixed assets from June 1998 to June 1999 as a result of our acquisitions of leasing companies during the second half of 1998 and in 1999 and the overall expansion of our business.

     Other general and administrative expenses increased $0.1 million, or 3%, from $3.5 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999. Such increase was attributable to the general expansion of our business.

     In April 1998, we acquired Nexsoft, Inc. ("Nexsoft") of Denver, Colorado. Nexsoft is a software development firm specializing in software for the equipment leasing industry. We accounted for this transaction using the purchase method of accounting. We allocated the purchase price to the net assets acquired and to purchased in-process research and development. Purchased in-process research and development includes the value of products in the development stage which were not considered to have reached technological feasibility. As a result, we expensed $2.6 million of acquisition costs during the second quarter of 1998.

     During the second quarter of 1998, we incurred approximately $0.6 million of costs in connection with the relocation of our operations center from Jupiter, Florida to Houston, Texas.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

     Revenues increased $9.3 million, or 28% from $33.8 million for the six months ended June 30, 1998 to $43.1 million for the six months ended June 30, 1999, due to strong originations which generated higher interest income. The $9.3 million increase in revenues in the first six months of 1999 was net of a $16.3 million decrease in gain on sale of lease financing receivables from the first six months of 1998 as a result of our strategic decision to alter the structure of our securitization transactions, effective July 1, 1998, so as to retain the leases on our balance sheet. With this change in the structure of our securitization transactions, we did not recognize any gain on sale of lease financing receivables during the first six months of 1999.

     Gains from direct sales of lease financing receivables decreased $2.0 million, or 23%, from $8.7 million for the six months ended June 30, 1998 to $6.7 million for the six months ended June 30, 1999. The decrease is related to a decrease in the volume of leases sold to third parties.

     Interest income increased $26.5 million, or 692%, from $3.8 million for the six months ended June 30, 1998 to $30.3 million for the six months ended June 30, 1999. The increase was primarily related to a 708% increase in our average balance of interest bearing assets outstanding during the first six months of 1999 primarily as a result of our decision, effective July 1, 1998, to retain lease receivables on our balance sheet after securitization.

     Servicing income increased $0.9 million, or 33% from $2.7 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999. Servicing income consists of late charge income collected on leases owned and serviced by the Company and servicing income earned on leases sold under our securitization programs. This increase was primarily due to a 61% increase in late charges collected which resulted from a 70% increase in the average balance of leases owned and serviced. The increase in servicing income was partially offset by the change that was made to the structure of our securitization transactions. Effective July 1, 1998, we began retaining leases on our balance sheet after securitization. Servicing fees related to lease receivables securitized after such date were recorded as reduction of interest expense rather than servicing income.

     Other income increased $0.3 million, or 11% from $2.2 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999. The increase is primarily attributable to documentation fees and other fees collected in connection with the origination and administration of the leases due to the overall expansion of our business.

     Salaries and benefits increased $0.9 million, or 7% from $12.8 million for the six months ended June 30, 1998 to $13.7 million for the six months ended June 30, 1999. The increase in salaries and benefits is directly due to increased origination activities and the overall expansion of our business. Lease originations increased 20% from the first six months of 1998 to the first six months of 1999. Average leases owned and serviced increased 70% from the first six months of 1998 to the first six months of 1999. However, due to continued enhancements made to our e-commerce technology platform, we were able to increase efficiency and reduce the level of increase in salaries and benefits in relation to the number of lease originations handled.

     Interest expense increased $14.5 million, or 1,785%, from $0.8 million for the six months ended June 30, 1998 to $15.3 million for the six months ended June 30, 1999. The increase is primarily related to an increase in outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. The increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

     Provision for credit losses increased $2.5 million, or 153%, from $1.6 million for the six months ended June 30, 1998 to $4.1 million for the six months ended June 30, 1999. The increase is primarily due to an increase in lease receivables retained on our balance sheet during the first six months of 1999, which also resulted from our decision to retain leases on our balance sheet effective July 1, 1998.

     Depreciation and amortization increased $0.9 million, or 51%, from $1.7 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. Such increase was primarily attributable to a 63% increase in goodwill and other intangible assets from June 1998 to June 1999 resulting from acquisitions made during the second half of 1998 and in 1999. Additionally, we experienced a 45% increase in fixed assets from June 1998 to June 1999 as a result of our acquisitions of leasing companies during the second half of 1998 and in 1999 and the overall expansion of our business.

     Other general and administrative expenses increased $1.0 million, or 19%, from $5.5 million for the six months ended June 30, 1998 to $6.5 million for the six months ended June 30, 1999. Such increase was attributable to the general expansion of our business.

     In April 1998, we acquired Nexsoft of Denver, Colorado. Nexsoft is a software development firm specializing in software for the equipment leasing industry. We accounted for this transaction using the purchase method of accounting. We allocated the purchase price to the net assets acquired and to purchased in-process research and development. Purchased in-process research and development includes the value of products in the development stage which were not considered to have reached technological feasibility. As a result, we expensed $2.6 million of acquisition costs during the first six months of 1998.

     During the first six months of 1998, we incurred approximately $1.5 million of costs in connection with the relocation of our operations center from Jupiter, Florida to Houston, Texas.

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

     Our uses of cash include the acquisition and origination of equipment leases, payment of interest expenses, repayment of borrowings under our securitized funding facilities, and the payment of operating and administrative expenses, income taxes and capital additions. The structure of our lease funding programs, including the holdback and recourse features of our Private Label program, along with the structure of our securitized funding facilities and public securitization transactions, enabled us to generate positive cash flow from operations during the previous three years.

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

     In April 1999, we filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed public offering from time to time of up to $300,000,000 of our debt and/or equity securities. In June 1999, we utilized the shelf registration to make a secondary underwritten public offering of 4,000,000 shares of our common stock, from which we received cash proceeds of approximately $68.4 million, net of expenses. In July 1999, the underwriters of the Company's offering exercised their over-allotment option and purchased an additional 600,000 shares of our common stock, from which we received cash proceeds of approximately $10.4 million, net of expenses. We intend to use the net proceeds from the offering for general corporate purposes, including to fund net asset originations and for other working capital needs.

     We believe that our existing cash and investment balances, cash flow from our operations, net proceeds from future securitization transactions and amounts available under our securitized funding facilities will be sufficient to fund our operations for the foreseeable future.

Securitized Funding Facilities

     As of June 30, 1999, our five securitized funding facilities had an aggregate funding capacity of $538 million. As of July 31, 1999, $164 million was available under these facilities.

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

     As of June 30, 1999, we have completed five public securitization transactions involving the issuance of $896 million of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, the Series 1998-1 transaction in December 1998, and the Series 1999-1 transaction in April 1999.

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

     In connection with the Series 1999-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA, Inc. were sold in the public market. The Class B-1 and Class B-2 notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., which we retained for future sale in the private market.

     We were able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1 and 1996-2 securitizations, approximately 96% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, and approximately 95% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1998-1 and 1999-1 securitization.

Subordinated Notes

     In May 1997, we entered into a $5.0 million subordinated revolving credit facility with an affiliate. The commitment level on this facility is scheduled to decrease by $1.0 million per year. Advances under this facility bear interest at 11% per annum. As of June 30, 1999, we had not borrowed any money under this facility.

     In connection with the acquisition of Heritage Credit Services, Inc. in May 1997, we issued a $1.0 million subordinated note payable to the former owner. Such note bears interest at 9% per annum, payable quarterly, with the outstanding principal amount due in May 2002.

     On October 1, 1998, we acquired all of the outstanding shares of capital stock of Titan Finance Limited in exchange for $2,250,000 in cash and $2,250,000 in convertible subordinated promissory notes. The notes were converted into 112,500 shares of our common stock in May 1999 in accordance with their terms. Prior to the conversion, the promissory notes bore interest at a rate of 6% per annum, payable semi-annually, with the outstanding principal amount due October 1, 2003.

Interest Rate Management Activities

     The implicit yield to us on all of our leases is on a fixed interest rate basis because the leases have scheduled payments that are fixed at the time the leases are originated. When we acquire or originate leases, we base our pricing on the "spread" we expect to achieve between the implicit yield to us on each lease and the effective interest cost we will pay when we sell or refinance such lease through a public securitization transaction. Increases in interest rates between the time the leases are acquired or originated by us and the time they are sold or refinanced through a public securitization transaction could narrow or eliminate the spread, or result in a negative spread.

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

Impact Analysis

     This phase encompassed the initial analysis of all of our hardware and software, including embedded technologies and other "non-information technology" applications, and our operating systems, significant customers and counterparties, to determine whether there is a possibility that they are not Year 2000 ready, and how this may affect us. We also investigated and categorized the hardware, software, systems, significant customers and counterparties as mission critical, important, or ordinary. This phase is now complete, except for the identification and categorization of significant customers and other counterparties as to the Year 2000 readiness which is expected to be completed during the third quarter of 1999.

Solution Planning

     Based upon the results of our impact analysis, we have identified the necessary steps to ensure Year 2000 readiness for all of our hardware and software, including embedded technologies and other "non-information technology" applications, and our systems.

Corrective Procedures

     In this phase, we will detail and perform the steps outlined from the results of the Solution Planning phase to identify those fields or processes that contain a Year 2000 problem, and to develop appropriate corrective procedures. These corrective procedures may include remediation, replacement, or retirement. We expect this phase to be completed during the third quarter of 1999 for mission critical applications and during the fourth quarter of 1999 for important applications.

Quality Assurance

     During this phase, we will ensure that the necessary steps that are taken to test any date related issues can be properly executed to create Year 2000 readiness for the specific process or system. In addition, this phase will ensure that all related processes and systems are not affected by the corrective action. We expect this phase to be completed during the third quarter of 1999 for mission critical applications and during the fourth quarter of 1999 for important applications.

Contingency Planning

     In the event that we are unable to correct a Year 2000 problem in a mission critical process or system prior to September 30, 1999, or we identify Year 2000 problems with respect to significant customers and other counterparties, a contingency plan will be completed to ensure continued operation after December 31, 1999. In completing this contingency plan, we will identify alternatives, including manual processes, the expected correction date, and any conversion issues from the manual process to the corrected system.

Costs To Address The Year 2000 Issues

     We did not incur any material cost to address Year 2000 issues during the year ended December 31, 1998. We estimate that we will incur costs approximating $300,000, exclusive of internal costs, during 1999 to complete our resolution of Year 2000 issues. The Company does not separately track internal Year 2000 costs that are largely salaries and benefits of Company personnel working on the project.

Risks Of The Year 2000 Issues

     Based upon our Year 2000 initiatives to date, we have not identified any specific known Year 2000 events, trends or uncertainties which are reasonably likely to have a material effect on our business, results of operations, or financial condition. We will continue to review these issues as we evaluate the progress of our Year 2000 program.

     The foregoing constitutes a Year 2000 statement and readiness disclosure subject to the protections afforded it by the Federal Year 2000 Information and Readiness Disclosure Act of 1998.

FORWARD-LOOKING INFORMATION

     We refer you to "Item 1. Business - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" in our Annual Report on Form 10-K for the year ended December 31, 1998 as supplemented by "Item 5. Other Information" in our Form 10-Q for the quarter ended March 31, 1999.

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

     Our implicit yield on all of our leases is based on a fixed interest rate. We generally obtain initial funding for lease acquisitions and originations through borrowings under our securitized funding facilities and, from time to time, depending on market conditions, we include the lease receivables in a securitization transaction or portfolio sale. Because the securitized funding facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest rate swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of June 30, 1999, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables that were not permanently securitized.

     The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of June 30, 1999 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

12-month pre-tax earnings change from increase in benchmark Treasury by 50 basis points:

(Dollars in thousands)

                   Decrease in pre-tax earnings from increase in interest expense .......       $(1,252)
                   Increase in pre-tax earnings from decrease in interest expense
                       due to the amortization of swap proceeds .........................         1,204
                                                                                                -------
                   Net decrease in pre-tax earnings .....................................       $   (48)
                                                                                                =======

Credit Spread Risk

     We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our Securitized Funding Facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of June 30, 1999, an increase of 50 basis points in the credit spread would result in a $1,252,000 decrease in our pre-tax earnings in the next 12 months, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

Foreign Exchange Risk

     We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of June 30, 1999, our pound sterling denominated lease receivables totaled approximately $31.3 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $24.1 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of June 30, 1999, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $65,000 decrease in our pretax earnings in the next 12 months.

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

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On May 3, 1999, we held our Annual Meeting of Stockholders. At the meeting the only matter voted upon was the election of directors.

     (b) The persons specified in (c) below were elected to serve as Class II directors of the Company, each for a term of three years or until a successor is elected and qualified. Continuing as directors after the meeting were Richard J. Campo, Thomas J. Depping, David C. Shindeldecker, and David L. Solomon.

     (c) Set forth below is a tabulation of the votes with respect to the election of the specified persons as Class II directors:

                                    VOTES           VOTES
                                     FOR          WITHHELD
                                  ---------       ---------
 Robert Ted Enloe, III ....       9,951,437       4,272,478
 Brian E. McManus .........       9,951,437       4,272,478
 Norman J. Metcalfe .......       9,962,037       4,261,878


ITEM 5. OTHER INFORMATION

     Since the beginning of the second quarter of 1999, we have undertaken a number of initiatives to further our strategy to become a leading provider of e-commerce financial products and services.

     Name Change to SierraCities.com. In August 1999, we announced that we will change our name to SierraCities.com during the third quarter. The name change reflects the evolution of First Sierra into a Company that offers much more to small businesses than equipment lease financing. As the business-to-business e-commerce services we offer continue to expand, we are building a community of small businesses who will rely on us to deliver a comprehensive range of business services. The success of our e-commerce strategy is reflected in our new partnerships and in the continued growth of our customer base. Now it also will be reflected in our new name, SierraCities.com.

     Strategic Alliance with Intuit Inc. In August 1999, we entered into a strategic alliance with Intuit. This alliance will further strengthen our position as a market leader in offering on-line financing solutions to the small business market. Our LeasingOnline program will provide Intuit's more than 5.5 million small business customers with access to Internet-based financing. Our lease financing will be made available through QuickBooks, the best-selling small business accounting software, and Intuit's small business Web sites, www.quickbooks.com and www.quicken.com/small_business/. Intuit is the leader in small business accounting, personal finance, and tax preparation software. Nearly 90% of QuickBooks' users currently use the Internet for a variety of business purposes.

     Agreement with Fifth Third Bank. In June 1999, we entered into an exclusive agreement, under which we will utilize LeasingOnline to finance equipment purchases for Fifth Third Bank's business customers. LeasingOnline will be made available to Fifth Third's branch network of nearly 500 branches, and will enable credit approval in minutes and on-line reporting and tracking of transactions. In addition, we acquired, in June 1999, the assets, ongoing business and staff of the small ticket leasing division of Fifth Third Leasing Company.

     IBM Corp. In June 1999, we announced that using our LeasingOnline application, we will finance the IBM Hosting Services Offering for small to medium business customers. IBM Global Services will refer prospective customers from a variety of sources to us and we will fully underwrite, fund and service the leases originated.

     Agreement with Sensormatic Electronics Corp. In June 1999, we entered into an agreement with Sensormatic to design, build, and manage Sensormatic's U.S. customer lease program and underwrite its leases. Sensormatic supplies electronic security systems to the retail, commercial and industrial marketplace. Sensormatic will utilize our system to originate and service lease transactions from its headquarters in Boca Raton, Florida.

     Partnership with Stax Research. In May 1999, we entered into a partnership with Stax, Inc., a firm dedicated to increasing the efficiency with which small businesses develop and acquire intellectual capital. Through this partnership, we are offering small businesses three new online services, including Online Corporate Library, Business Analyst Group, and Interim Professional Staffing, in partnership with Stax, Inc.

     Launch of LeasingOnline.com. In May 1999, we launched LeasingOnline.com, a fully automated, direct online leasing program businesses can use to obtain financing directly from us via the Internet. This new business origination channel expands our successful on-line vendor and private label capabilities and enables businesses to complete an application form and receive credit approval on-line in as little as two minutes. For the first time, businesses can receive approval for credit via the Web in advance of making a purchase decision.

     Planned Establishment of the First Internet-Based Business-to-Business Bank. In April 1999, we announced our plan to establish the first Internet-based business-to-business bank. By establishing the bank, we will be able to expand our equipment lease financing offerings to include a broad range of business banking products. Our internet bank will be devoted exclusively to the banking and financing needs of small business customers. Our goal in establishing the bank is to diversify our funding sources, lower our costs of funds, and allow us to offer additional e-commerce products to our base of business customers. The bank is expected to be operational by the end of 1999, subject to regulatory approval.

     Expansion of Financial Services Offering. In April 1999, we announced that we will offer working capital financing to business customers via e-commerce channels. The Company expects to begin offering this product by the end of the third quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.

27.1 (*) - Financial Data Schedule for the six months ended June 30, 1999

27.2 (*) - Financial Data Schedule for the restated six months ended June 30,
           1998

--------------
(*)  Filed herewith


(b) Reports on Form 8-K - the Registrant filed a Current Report on Form 8-K dated June 16, 1999 (Date of Event: June 16, 1999) in respect of the Underwriting Agreement dated June 16, 1999 between First Sierra Financial, Inc. and E*Offering Corp. The item reported in such Current Report was Item 7, Financial Statement and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FIRST SIERRA FINANCIAL, INC.
                                                         (REGISTRANT)


  August 13, 1999                                       /S/ SANDY B. HO
-------------------                              -------------------------------
       Date                                        Executive Vice President
                                                  and Chief Financial Officer
                                                 (principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
27.1 (*) - Financial Data Schedule for the six months ended June 30, 1999

27.2 (*) - Financial Data Schedule for the restated six months ended June 30,
           1998

--------------
(*)  Filed herewith
