Form 10-Q
period 1999-09-30
FIRST SIERRA FINANCIAL INC
filed 1999-11-10
CIK 1034812

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-22525
                             -----------------------


                          FIRST SIERRA FINANCIAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                   76-0438432
              (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                  CHASE TOWER, SUITE 7050
                     600 TRAVIS STREET
                      HOUSTON, TEXAS                                   77002
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 221-8822





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     The number of shares outstanding of the registrant's common stock, $.01 par value, at November 1, 1999 was 18,962,815.



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                    ASSETS
                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       1999             1998
                                                                                   -------------    ------------
                                                                                    (UNAUDITED)

Lease financing receivables, net ................................................. $     795,502    $   337,162
Cash and cash equivalents ........................................................        28,049          7,928
Other receivables ................................................................         7,898         11,596
Investment in trust certificates .................................................         9,171          7,288
Marketable securities ............................................................         4,302          5,042
Goodwill and other intangible assets, net ........................................        41,439         39,202
Furniture and equipment, net .....................................................        10,087          9,909
Other assets .....................................................................         6,477          6,923
Current tax receivables ..........................................................             -          3,243
Deferred tax asset ...............................................................           663              -
                                                                                   -------------    -----------

     Total assets ................................................................ $     903,588    $   428,293
                                                                                   =============    ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Nonrecourse debt .............................................................. $     650,776    $   276,511
   Other debt ....................................................................        28,811         23,026
   Subordinated notes payable ....................................................         1,000          3,250
Other liabilities:
   Accounts payable and accrued liabilities ......................................        30,044         23,283
   Holdback reserves payable .....................................................        25,816         16,682
   Income taxes payable ..........................................................           283            523
   Deferred income taxes .........................................................             -            501
                                                                                   -------------    -----------

     Total liabilities ...........................................................       736,730        343,776
                                                                                   -------------    -----------

  Redeemable preferred stock .....................................................           469            469

  Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares authorized, 18,962,815 shares and 14,223,915 shares issued and outstanding as of 9/30/99 and
         12/31/98, respectively ..................................................           190            142
     Additional paid-in capital ..................................................       158,113         76,855
     Retained earnings ...........................................................         7,853          6,859
     Accumulated other comprehensive income ......................................           233            192
                                                                                   -------------    -----------

     Total stockholders' equity ..................................................       166,389         84,048
                                                                                   -------------    -----------

     Total liabilities and stockholders' equity .................................. $     903,588    $   428,293
                                                                                   =============    ===========

   The accompanying notes are an integral part of these financial statements.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        FOR THE  THREE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                     --------------------------
                                                                                         1999           1998
                                                                                     -----------    -----------


Gains from direct sales of lease financing receivables ...........................   $     3,863          5,217
Interest income ..................................................................        20,148          4,862
Servicing income .................................................................         1,795            785
Other income .....................................................................         1,433          1,136
                                                                                     -----------    -----------

   Total revenues ................................................................        27,239         12,000
                                                                                     -----------    -----------

Salaries and benefits ............................................................         7,629          8,577
Interest expense .................................................................         9,954          1,411
Provision for credit losses on lease financing receivables and investment
   in trust certificates .........................................................         2,967          3,148
Depreciation and amortization ....................................................         1,429          1,087
Other general and administrative .................................................         3,764          4,389
Merger and acquisition expenses ..................................................            --          1,529
Relocation of operations center ..................................................            --              9
                                                                                     -----------    -----------

   Total expenses ................................................................        25,743         20,150
                                                                                     -----------    -----------

Income (loss) before provision (benefit) for income taxes ........................         1,496         (8,150)
Provision (benefit) for income taxes .............................................           785         (3,201)
                                                                                     -----------    -----------

Net income (loss) ................................................................   $       711    $    (4,949)
                                                                                     ===========    ===========

Earnings (loss) per common share, basic ..........................................   $      0.04    $     (0.35)
                                                                                     ===========    ===========

Earnings (loss) per common share, diluted ........................................   $      0.04    $     (0.35)
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


                                                                                        FOR THE  NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                     --------------------------
                                                                                         1999           1998
                                                                                     -----------    -----------


Gain on sale of lease financing receivables through securitization transactions ..   $        --    $    16,291
Gains from direct sales of lease financing receivables ...........................        10,538         13,931
Interest income ..................................................................        50,467          8,690
Servicing income .................................................................         5,398          3,493
Other income .....................................................................         3,929          3,381
                                                                                     -----------    -----------

   Total revenues ................................................................        70,332         45,786
                                                                                     -----------    -----------

Salaries and benefits ............................................................        21,279         21,361
Interest expense .................................................................        25,219          2,221
Provision for credit losses on lease financing receivables and investment
   in trust certificates .........................................................         7,112          4,785
Depreciation and amortization ....................................................         3,988          2,784
Other general and administrative .................................................        10,285          9,800
Research and development costs of acquired companies .............................            --          2,550
Merger and acquisition expenses ..................................................            --          1,614
Relocation of operations center ..................................................            --          1,520
                                                                                     -----------    -----------

   Total expenses ................................................................        67,883         46,635
                                                                                     -----------    -----------

Income (loss) before provision (benefit) for income taxes ........................         2,449           (849)
Provision (benefit) for income taxes .............................................         1,455           (334)
                                                                                     -----------    -----------

Net income (loss) ................................................................   $       994    $      (515)
                                                                                     ===========    ===========

Earnings (loss) per common share, basic ..........................................   $      0.06    $     (0.04)
                                                                                     ===========    ===========

Earnings (loss) per common share, diluted ........................................   $      0.06    $     (0.04)
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

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              FOR THE  NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                             1999               1998
                                                                                          ----------         ----------
Cash Flows from Operations:
 Net Income (Loss) ...............................................................        $      994         $     (515)
 Reconciliation of net income (loss) to cash provided by operations:
     Depreciation and amortization ...............................................             3,988              2,784
     Provision for credit losses on lease financing receivables and investment
       in trust certificates .....................................................             7,112              4,785
     Gain on sale of lease financing receivables .................................           (10,538)           (30,222)
     Research and development costs of acquired companies ........................                --              2,550
     Merger and acquisition expenses .............................................                --              1,614
     Funding of lease financing receivables, held for sale .......................          (241,311)          (525,758)
     Principal payments received on lease financing receivables, held for sale ...             1,444             17,256
     Proceeds from sales of lease financing receivables, net of trust certificates
       and marketable securities retained, if any ................................           234,248            407,687
     Proceeds and repayments of warehouse credit facilities for leases held for
       sale, net .................................................................                --            118,989
     Deferred income taxes .......................................................              (497)                --
     Accumulated translation adjustment ..........................................                41                171
     Changes in assets and liabilities, net of effects from acquisitions:
       Decrease (increase) in other receivables ..................................             3,701             (3,983)
       Decrease in other assets ..................................................               328                307
       Increase in accounts payable and accrued liabilities ......................             6,731              4,121
       Increase in holdback reserve payable ......................................             8,932              3,674
       Increase (decrease) in income taxes .......................................             2,385             (3,600)
                                                                                          ----------         ----------

                Net Cash Provided by (Used for) Operations .......................            17,558               (140)
                                                                                          ----------         ----------
Cash Flows from Investing Activities:
     Funding of lease financing receivables, held for investment .................          (543,391)                --
     Principal payments received on lease financing receivables,
       held for investment .......................................................           101,861                 --
     Expenditures for furniture and equipment ....................................            (2,355)            (5,739)
     Expenditures for acquisitions, including acquisition costs,
       less cash acquired ........................................................           (12,412)           (15,046)
                                                                                          ----------         ----------

                Net Cash Used in Investing Activities ............................          (456,297)           (20,785)
                                                                                          ----------         ----------
Cash Flows from Financing Activities:
     Proceeds from warehouse credit facilities, net of repayments ................           380,050                 --
     Repayment of subordinated notes payable .....................................                --             (5,000)
     Proceeds from issuance of common stock, net and exercise of
       stock options .............................................................            78,810             39,965
     Distributions to stockholders ...............................................                --               (255)
                                                                                          ----------         ----------

                Net Cash Provided by Financing Activities ........................           458,860             34,710
                                                                                          ----------         ----------

Net Increase in Cash and Cash Equivalents ........................................            20,121             13,785
Cash and Cash Equivalents at January 1, ..........................................             7,928             14,569
                                                                                          ----------         ----------

Cash and Cash Equivalents at September 30, .......................................        $   28,049         $   28,354
                                                                                          ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   THE COMPANY

     Organization

     First Sierra Financial, Inc. ("First Sierra" or the "Company") is an e-commerce technology and services provider to small businesses. The Company customizes lease-financing products and offers servicing, consulting and technology solutions to commercial customers through on-line connections to its e-commerce software system. The Company was formed in June 1994 to acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, telecommunications, and diagnostic equipment as well as other specialized equipment for the healthcare, automotive, food and hospitality industries. The equipment financed generally has a purchase price of less than $250,000, with an average of approximately $31,000 for leases originated in 1998 and $29,000 for leases originated during the first nine months of 1999. The Company funds the acquisition or origination of its leases from working capital or through its securitized warehouse facilities. From time to time, depending on market conditions, the Company securitizes the leases in its portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to such date, the Company recorded a gain on sale of lease financing receivables when the receivables were included in a securitization. Effective as of July 1, 1998, the Company made a strategic decision to alter the structure of its securitization transactions so as to retain leases acquired and originated on its balance sheet as long-term investments rather than selling such leases through securitization transactions. The Company also modified the structure of its securitized warehouse facilities such that they would be considered debt under generally accepted accounting principles. The cash flows available to the Company, which are generally based on the advance rates and discount rates set forth in the agreements, were unaffected by these modifications. The primary effect from this move to emphasize portfolio lending is a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables.

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

     Since inception, the Company's underwriting, customer service and collection staff had been located in its Jupiter, Florida office. In order to consolidate its operations and maximize administrative efficiencies, the Company relocated its operations center from Jupiter, Florida to its headquarters in Houston, Texas. The relocation was commenced in late 1997 and completed in the first half of 1998. For the nine months ended September 30, 1998, the Company incurred approximately $1.5 million of pre-tax expenses related to the relocation, or $0.07 per diluted share.

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

     Gain on Sale of Lease Financing Receivables

     Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for ongoing recourse obligations of the Company, if any. At September 30, 1999, the Company believes that it does not have any material recourse obligations related to receivables sold through portfolio sales.

     Exposure to Credit Losses

     Management evaluates the collectibility of leases acquired or originated based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. The Company provided an allowance for credit losses for leases which were considered impaired during the period from the funding of the leases through the date such leases were sold through the Company's securitization program. When the securitizations took place, the Company reduced the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold were taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any. Effective as of July 1, 1998, the Company made a strategic decision to retain its lease receivables as long-term investments on its balance sheet. As a result, the Company now provides an allowance for credit losses for retained leases which the Company considers impaired based on management's assessment of the risks inherent in the lease receivables. Management monitors the allowance on an ongoing basis based on its current assessment of the risks and losses identified in the portfolio.

     The Company's allowance for credit losses on lease receivables and its valuation of the Trust Certificates retained in its securitization transactions are based on management's current assessment of the risks inherent in the Company's lease receivables from national and regional economic conditions, industry conditions, concentrations, financial conditions of the obligors, historical experience of certain origination channels, and other factors. These estimates are reviewed periodically and as additional provisions or write-downs become necessary, they are reported as a reduction of earnings in the period in which they become known.

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


                                                             FOR THE THREE MONTHS         FOR THE  NINE MONTHS
                                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                            ------------------------     ------------------------
                                                               1999          1998           1999          1998
                                                            ----------    ----------     ----------    ----------


Net income (loss) ......................................    $      711    $   (4,949)    $      994    $     (515)
Other comprehensive income (loss):
   Foreign currency translation adjustment,
     net of tax ........................................           425           171             41           171
                                                            ----------    ----------     ----------    ----------

Comprehensive income (loss) ............................    $    1,136    $   (4,778)    $    1,035    $     (344)
                                                            ==========    ==========     ==========    ==========

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

      Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effect the effectiveness of transactions that receive hedge accounting. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amends the effective date of SFAS No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but companies may adopt it on a going-forward basis as of the start of any fiscal quarter beginning on or after June 16, 1998. SFAS No. 133 cannot be applied retroactively. It must be applied to (a) derivative financial instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and at the Company's election, before January 1, 1999). The Company expects to adopt SFAS No. 133 on January 1, 2001 and is currently evaluating the impact of such adoption on the consolidated financial statements.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

      Reclassifications

     Certain reclassifications have been made to conform with the current period presentation.

3.   ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth the Company's allowance for credit losses for its Private Label program and its Wholesale and Retail programs for the nine months ended September 30, 1999 and 1998:

                                                                       PRIVATE       WHOLESALE/
                                                                        LABEL          RETAIL        TOTAL (2)
                                                                      ----------     ----------     ----------


Balance at December 31, 1998 .....................................    $       83     $    4,680     $    4,763
     Provision for credit losses .................................           230          6,882          7,112
     Charge-offs, net of recoveries, on leases acquired or
         originated by the Company ...............................           (27)        (2,413)        (2,440)
     Reduction of allowance for leases sold (1) ..................            --           (702)          (702)
     Allowance related to leases acquired through
         business combinations ...................................            --            354            354
     Charge-offs, net of recoveries, on leases acquired
         through business combinations ...........................            --           (595)          (595)
                                                                      ----------     ----------     ----------

Balance at September 30, 1999 ....................................    $      286     $    8,206     $    8,492
                                                                      ==========     ==========     ==========

Balance at December 31, 1997 .....................................    $       36     $      945     $      981
     Provision for credit losses .................................            70          2,715          2,785
     Charge-offs, net of recoveries, on leases acquired or
         originated by the Company ...............................           (24)          (112)          (136)
     Reduction of allowance for leases sold (1) ..................           (41)        (1,512)        (1,553)
     Allowance related to leases acquired through
         business combinations ...................................            --          1,130          1,130
     Recoveries, net of charge-offs, on leases acquired
         through business combinations ...........................            --             92             92
                                                                      ----------     ----------     ----------

     Balance at September 30, 1998 ...............................    $       41     $    3,258     $    3,299
                                                                      ==========     ==========     ==========

----------
(1) In connection with the sales of leases, the Company reduces the allowance for credit losses for any provision previously recorded for such leases, since once the leases are sold the Company retains no risk of loss related to the leases sold.

(2) The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. During the nine months ended September 30, 1998 and 1999, leases originated through its Captive Finance program were approximately $137 million and $139 million, respectively, all of which were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to the Company. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

     The following table sets forth certain information regarding the Company's allowance for credit losses for leases originated under its Private Label program and its Wholesale and Retail programs as of September 30, 1999 (5):

                                                                                     AS OF SEPTEMBER 30, 1999
                                                                          --------------------------------------------
                                                                            PRIVATE        WHOLESALE/
                                                                           LABEL (1)       RETAIL (4)         TOTAL
                                                                          ----------       ----------       ----------

Lease financing receivables, net ...................................      $  342,780       $  430,834       $  773,614 (2)(3)
Allowance for credit losses ........................................             286            8,206            8,492
Allowance as a percentage of lease financing
   receivables, net ................................................            0.08%            1.90%            1.10%

Credit protection available for leases outstanding under the Private Label program:

   Ratio of recourse to Private Label Source to lease financing receivables outstanding under the Private Label
     program (1) ...................................................           11.33%
   Ratio of holdback reserves outstanding to total leases
     outstanding under the Private Label program (1) ...............            4.20%

--------------------
(1) Under the Private Label program, the Company seeks to minimize its losses through a security interest in the equipment and leases funded, recourse to the Private Label Source which is generally collateralized by holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to the Company, management takes into consideration the ability of the Private Label Source to honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value.

(2) Does not reflect the reduction of allowance for credit losses provided for the underlying lease financing receivables.

(3) Excludes lease financing receivables outstanding under the Captive Finance program. As of September 30, 1999, lease financing receivables outstanding under the Captive Finance program were $30,380,000. The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. Leases originated through its Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to the Company. Therefore no allowance for credit losses was provided for leases originated under the Captive Finance program.

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

(Footnotes continued on next page)

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


(5) Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. Effective July 1, 1998, we altered the structure of our securitization transactions so as to retain leases on our balance sheet. With the change, the allowance information as of September 30, 1999 is not comparable to the prior year. Therefore, the information for 1998 is not presented.

The following table sets forth the charge-off experience of the Company with respect to leases in its portfolio (3):

                                                                                            FOR THE  NINE
                                                                                             MONTHS ENDED
                                                                                          SEPTEMBER 30, 1999
                                                                                          ------------------

Average balance of leases outstanding during the period (1)(2) .................            $       588,016
                                                                                            ===============

Net losses experienced on leases acquired:
   Private Label program .......................................................            $            27
   Wholesale and Retail programs ...............................................                      2,413
                                                                                            ---------------


     Total .....................................................................            $         2,440
                                                                                            ===============

Net Loss Ratio as a percentage of average balance of leases outstanding ........                       0.41%
                                                                                            ===============

----------------------

(1) Excludes lease receivables and losses on lease receivables acquired through business combinations.

(2) Represents net principal balance of leases held by the Company in its portfolio.

(3) Prior to July 1, 1998, the Company structured its securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. Effective July 1, 1998, the Company altered the structure of its securitization transactions so as to retain leases on its balance sheet. With this change, the allowance information as of September 30, 1999 is not comparable to prior year; therefore, the information for 1998 is not presented.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


4.   DELINQUENCY STATISTICS

     The following table sets forth certain information as of September 30, 1999 and December 31, 1998, with respect to leases which were held by the Company in its portfolio or serviced by the Company pursuant to its securitization programs:

                                                                 AS OF SEPTEMBER 30, 1999
                                              -------------------------------------------------------------
                                                PRIVATE        WHOLESALE/         CAPTIVE
                                                 LABEL           RETAIL         FINANCE (1)       TOTAL (2)
                                              ----------       ----------       -----------      ----------

Gross leases outstanding ...............      $  749,394       $  672,926       $   34,107       $1,456,427
31-60 days past due ....................            0.92%            2.19%            0.85%            1.51%
61-90 days past due ....................            0.38%            0.73%            0.84%            0.55%
Over 90 days past due ..................            0.35%            1.27%            0.99%            0.79%
                                              ----------       ----------       ----------       ----------

     Total past due ....................            1.65%            4.19%            2.68%            2.85%
                                              ==========       ==========       ==========       ==========

                                                                 AS OF DECEMBER 31, 1998
                                              -------------------------------------------------------------
                                                PRIVATE        WHOLESALE/         CAPTIVE
                                                 LABEL           RETAIL         FINANCE (1)        TOTAL
                                              ----------       ----------       -----------      ----------

Gross leases outstanding ...............      $  590,825       $  478,139       $    1,610       $1,070,574
31-60 days past due ....................            1.36%            1.30%            0.00%            1.33%
61-90 days past due ....................            0.63%            0.69%            0.00%            0.65%
Over 90 days past due ..................            0.40%            0.81%            0.00%            0.58%
                                              ----------       ----------       ----------       ----------

     Total past due ....................            2.39%            2.80%            0.00%            2.56%
                                              ==========       ==========       ==========       ==========

--------------------
(1) The Company began its Captive Finance program in March 1998 through the acquisition of Integrated Lease Management, Inc. Leases originated through its Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to the Company.

(2) As the portfolio of leases owned and serviced by the Company matures, the Company expects delinquency rates to approach levels of delinquencies of the Company's earlier securitization pools, which are currently in the range of 4% to 6%.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


5.    EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used for the computation of basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

                                                           FOR THE THREE MONTHS                 FOR THE  NINE MONTHS
                                                            ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                      ------------------------------       ------------------------------
                                                         1999(1)            1998              1999(2)            1998
                                                      ------------      ------------       ------------      ------------

Earnings per common share, basic:
Net income (loss) ..............................      $        711      $     (4,949)      $        994      $       (515)
   Preferred stock dividends ...................                --                 8                 --                48
                                                      ------------      ------------       ------------      ------------
Net income (loss) available to common
   stockholders ................................      $        711      $     (4,957)      $        994      $       (563)
                                                      ============      ============       ============      ============

Weighted average shares outstanding ............        18,871,511        13,978,645         15,951,040        13,396,021
                                                      ============      ============       ============      ============

Earnings (loss) per common share, basic ........      $       0.04      $      (0.35)      $       0.06      $      (0.04)
                                                      ============      ============       ============      ============

Earnings per common share, diluted:
Net income (loss) ..............................      $        711      $     (4,949)      $        994      $       (515)
                                                      ============      ============       ============      ============

Weighted average shares outstanding ............        18,871,511        13,978,645         15,951,040        13,396,021
Dilutive securities:
   Options .....................................           575,661                --            535,135                --
   Redeemable preferred stock ..................            55,125                --             55,125                --
                                                      ------------      ------------       ------------      ------------

Weighted average shares outstanding, diluted ...        19,502,297        13,978,645         16,541,300        13,396,021
                                                      ============      ============       ============      ============

Earnings (loss) per common share, diluted ......      $       0.04      $      (0.35)      $       0.06      $      (0.04)
                                                      ============      ============       ============      ============

--------------------
   (1) For the three months ended September 30, 1999, the computation of diluted earnings per share excludes purchase options for approximately 332,000 shares of common stock that have exercise prices (ranging from $18.375 to $24.00 per share) greater than the $14.75 per share average market price for the period and would thus be anti-dilutive if exercised.

   (2) In addition to the 332,000 shares of common stock subject to purchase options excluded in the third quarter of 1999, the computation of diluted earnings per share for the nine months ended September 30, 1999 also excludes options to purchase approximately 680,000 shares of common stock at an exercise price of $11.25 per share that were outstanding during the first three months of this period, because such options were anti-dilutive.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


6.   LEASE FINANCING RECEIVABLES

     The Company's lease financing receivables balance at September 30, 1999 and December 31, 1998, consists of the following:

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1999             1998
                                                                                 -------------     ------------

                  Minimum lease payments ...................................      $  982,534       $  417,116
                  Estimated unguaranteed residual value ....................          13,293            4,120
                  Initial direct costs .....................................          17,164            6,729
                  Unearned income ..........................................        (208,997)         (86,040)
                  Allowance for credit losses ..............................          (8,492)          (4,763)
                                                                                  ----------       ----------

                      Lease financing receivables, net .....................      $  795,502       $  337,162
                                                                                  ==========       ==========

7.   DEBT

     Total debt consisted of the following as of September 30, 1999 and December 31, 1998:

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1999             1998
                                                                                 -------------     ------------

    Nonrecourse Debt:
      Securitized Warehouse Facilities .....................................      $  199,610      $  173,767
      Securitized Transactions:
          Series 1998-1 securitization .....................................          78,683         101,247
          Series 1999-1 securitization .....................................         193,283              --
          Series 1999-2 securitization .....................................         168,523              --
      Other Nonrecourse Debt ...............................................          10,677           1,497
                                                                                  ----------      ----------
          Total Nonrecourse Debt ...........................................         650,776         276,511
    Other Debt .............................................................          28,811          23,026
    Subordinated Notes Payable .............................................           1,000           3,250
                                                                                  ----------      ----------
          Total Debt .......................................................      $  680,587      $  302,787
                                                                                  ==========      ==========


     The Company classifies its indebtedness as either nonrecourse debt or debt based on the structure of the debt instrument that defines the Company's obligations. Nonrecourse debt includes amounts outstanding related to leases included in Securitized Warehouse Facilities, securitized transactions, or individual or groups of leases funded under nonrecourse funding arrangements with specific financing sources. Amounts outstanding in these instances are classified as nonrecourse debt because the Company has no obligation to ensure that investors or funding sources receive the full amount of principal and interest which may be due to them under their funding arrangement. In these instances, the investors or financing sources may only look to specific leases and the associated cashflows for the ultimate repayment of amounts due to them. In the event the cashflow associated with specific leases funded under these circumstances are insufficient to fully repay amounts due, the investor or financing source withstands the full risk of loss. Other debt and subordinated notes payable includes amounts due to financing sources for which the Company is responsible for full repayment of principal and interest.

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


8.   PUBLIC EQUITY OFFERING

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

9.   ACQUISITION

     In June 1999, the Company acquired the small ticket leasing division of Fifth Third Leasing Company, a subsidiary of Fifth Third Bank, for $12.3 million in cash. This acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of such entity have been included in the accompanying consolidated financial statements from the date the entity was acquired. The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. Such allocation resulted in goodwill of approximately $2.7 million, which is being amortized on a straight-line basis over 20 years.


10.  SEGMENT INFORMATION

     The Company acquires and originates leases primarily through its Private Label, Wholesale/Retail, and Captive Finance programs. The following tables present certain financial information of the Company by operating segment.

                                                               FOR THE THREE MONTHS          FOR THE  NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                              -----------------------       -----------------------
                                                                1999           1998           1999           1998
                                                              --------       --------       --------       --------

Revenues:
   Private Label .......................................      $  7,052       $  1,310       $ 16,524       $  7,451
   Wholesale/Retail ....................................        18,706          9,951         49,742         35,779
   Captive Finance .....................................         1,481            739          4,066          2,556
                                                              --------       --------       --------       --------

     Total .............................................      $ 27,239       $ 12,000       $ 70,332       $ 45,786
                                                              ========       ========       ========       ========

Income (loss) before provision (benefit) for income
   taxes:
   Private Label .......................................      $  2,655       $    902       $  5,297       $  6,259
   Wholesale/Retail ....................................         3,207         (1,869)        10,234          7,806
   Captive Finance .....................................           189             77            402            340
   Corporate ...........................................        (4,555)        (7,260)       (13,484)       (15,254)
                                                              --------       --------       --------       --------

     Total .............................................      $  1,496       $ (8,150)      $  2,449       $   (849)
                                                              ========       ========       ========       ========

                  FIRST SIERRA FINANCIAL, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                               AS OF
                                                                  -------------------------------
                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1999              1998
                                                                  -------------     -------------
Total assets:
   Private Label ...........................................      $    357,047      $    158,446
   Wholesale/Retail ........................................           483,388           255,146
   Captive Finance .........................................            30,560               120
   Corporate ...............................................            32,593            14,581
                                                                  ------------      ------------

     Total .................................................      $    903,588      $    428,293
                                                                  ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  - QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

     Revenues increased $15.2 million, or 127%, from $12.0 million for the three months ended September 30, 1998 to $27.2 million for the three months ended September 30, 1999, due to significant growth of balance sheet assets resulting from strong originations which generated higher interest income.

     Gains from direct sales of lease financing receivables decreased $1.3 million, or 26%, from $5.2 million for the three months ended September 30, 1998 to $3.9 million for the three months ended September 30, 1999. The decrease is related to a decrease in the volume of leases sold to third parties.

     Interest income increased $15.2 million, or 314%, from $4.9 million for the three months ended September 30, 1998 to $20.1 million for the three months ended September 30, 1999. The increase was due to a 536% increase in our average balance of interest bearing assets during the third quarter of 1999 primarily as a result of our decision, effective July 1, 1998, to retain lease receivables on our balance sheet after securitization.

     Servicing income increased $1.0 million, or 129%, from $0.8 million for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from a 62% increase in the average balance of leases owned and serviced. The increase in servicing income was partially offset by the absence in the current year of servicing fees related to lease receivables securitized after July 1998. Effective July 1, 1998, we began retaining leases on our balance sheet after securitization. Servicing fees related to lease receivables securitized after such date were recorded as reduction of interest expense rather than servicing income.

     Other income increased $0.3 million, or 26%, from $1.1 million for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999. The increase is primarily attributable to a higher level of other fees collected in connection with origination and administration of leases due to the overall expansion of the business.

     Salaries and benefits decreased $1.0 million, or 11%, from $8.6 million for the three months ended September 30, 1998 to $7.6 million for the three months ended September 30, 1999. Continued enhancements made to our e-commerce technology platform allowed us to increase efficiency and decrease salaries and benefits in relation to the increase in the number of lease originations handled. The average balance of leases owned and serviced increased 62% from the third quarter of 1998 to the third quarter of 1999.

     Interest expense increased $8.6 million, or 605%, from $1.4 million for the three months ended September 30, 1998 to $10.0 million for the three months ended September 30, 1999. This increase is primarily related to a 780% increase in the average outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. The increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

     Provision for credit losses decreased $0.1 million, or 6%, from $3.1 million for the three months ended September 30, 1998 to $3.0 million for the three months ended September 30, 1999. The decrease is primarily due to a $2.0 million provision being recorded in the third quarter of 1998 to write down the carrying value of our investment in trust certificates. This write-down only affected the lease receivables securitized prior to July 1, 1998. Excluding the $2.0 million provision in the third quarter of 1998, the provision for credit losses increased $1.9 million, or 158%, over the third quarter of 1998 due to an increase in lease receivables retained on our balance sheet which resulted from our decision to retain leases on our balance sheet effective July 1, 1998.

     Depreciation and amortization increased $0.3 million, or 31%, from $1.1 million for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999. Such increase was primarily attributable to a 19% increase in goodwill and other intangible assets from September 1998 to September 1999 resulting from acquisitions made in the last quarter of 1998 and in 1999. Additionally, we experienced a 31% increase in fixed assets from September 1998 to September 1999 as a result of our acquisitions of leasing companies during the last quarter of 1998 and in 1999 and the overall expansion of our business.

     Other general and administrative expenses decreased $0.6 million, or 14%, from $4.4 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999. Such decrease was attributable to increased efficiency due to continued enhancements made to our e-commerce technology platform.

     During the third quarter of 1998, we incurred approximately $1.5 million of merger and acquisition expenses in connection with the acquisition or proposed acquisition of companies accounted for or to be accounted for under the pooling-of-interests method. Approximately $0.6 million of this amount was incurred in connection with the terminated merger with the Oliver-Allen Corporation.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

     Revenues increased $24.5 million, or 54%, from $45.8 million for the nine months ended September 30, 1998 to $70.3 million for the nine months ended September 30, 1999, due to strong originations which generated higher interest income. The $24.5 million increase in revenues in the first nine months of 1999 was net of a $16.3 million decrease in gain on sale of lease financing receivables from the first nine months of 1998 as a result of our strategic decision to alter the structure of our securitization transactions, effective July 1, 1998, so as to retain the leases on our balance sheet. With this change in the structure of our securitization transactions, we did not recognize any gain on sale of lease financing receivables during the first nine months of 1999.

     Gains from direct sales of lease financing receivables decreased $3.4 million, or 24%, from $13.9 million for the nine months ended September 30, 1998 to $10.5 million for the nine months ended September 30, 1999. The decrease is related to a decrease in the volume of leases sold to third parties.

     Interest income increased $41.8 million, or 481%, from $8.7 million for the nine months ended September 30, 1998 to $50.5 million for the nine months ended September 30, 1999. The increase was primarily related to a 575% increase in our average balance of interest bearing assets outstanding during the first nine months of 1999 primarily as a result of our decision, effective July 1, 1998, to retain lease receivables on our balance sheet after securitization.

     Servicing income increased $1.9 million, or 55%, from $3.5 million for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from a 69% increase in the average balance of leases owned and serviced. The increase in servicing income was partially offset by the absence in the current year of servicing fees related to lease receivables securitized after July 1998. Effective July 1, 1998, we began retaining leases on our balance sheet after securitization. Servicing fees related to lease receivables securitized after such date were recorded as reduction of interest expense rather than servicing income.

     Other income increased $0.5 million, or 16%, from $3.4 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999. The increase is primarily attributable to a higher level of documentation fees and other fees collected in connection with the origination and administration of the leases due to the overall expansion of our business.

     Salaries and benefits were essentially unchanged for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Continued enhancements made to our e-commerce technology platform allowed us to increase efficiency and maintain the same level of salaries and benefits while handling a higher number of lease originations. Lease originations increased 19% from the first nine months of 1998 to the first nine months of 1999. Average leases owned and serviced increased 69% from the first nine months of 1998 to the first nine months of 1999.

     Interest expense increased $23.0 million, or 1,035%, from $2.2 million for the nine months ended September 30, 1998 to $25.2 million for the nine months ended September 30, 1999. The increase is primarily related to a 1,281% increase in the average outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. The increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

     Provision for credit losses increased $2.3 million, or 49%, from $4.8 million for the nine months ended September 30, 1998 to $7.1 million for the nine months ended September 30, 1999. The increase is primarily due to an increase in lease receivables retained on our balance sheet during the first nine months of 1999, which also resulted from our decision to retain leases on our balance sheet effective July 1, 1998. The provision for the nine months ended September 30, 1998 included a $2.0 million provision to write down the carrying value of our investment in trust certificates. This write-down only affected the lease receivables securitized prior to July 1, 1998.

     Depreciation and amortization increased $1.2 million, or 43%, from $2.8 million for the nine months ended September 30, 1998 to $4.0 million for the nine months ended September 30, 1999. Such increase was primarily attributable to a 19% increase in goodwill and other intangible assets from September 1998 to September 1999, resulting from acquisitions made during the last quarter of 1998 and in 1999. Additionally, we experienced a 31% increase in fixed assets from September 1998 to September 1999 as a result of our acquisitions of leasing companies during the last quarter of 1998 and in 1999 and the overall expansion of our business.

     Other general and administrative expenses increased $0.5 million, or 5%, from $9.8 million for the nine months ended September 30, 1998 to $10.3 million for the nine months ended September 30, 1999. Such increase was attributable to the general expansion of our business.

     In April 1998, we acquired Nexsoft, Inc. of Denver, Colorado. Nexsoft, Inc. is a software development firm specializing in software for the equipment leasing industry. We accounted for this transaction using the purchase method of accounting. We allocated the purchase price to the net assets acquired and to purchased in-process research and development. Purchased in-process research and development includes the value of products in the development stage which were not considered to have reached technological feasibility. As a result, we expensed $2.6 million of acquisition costs during the nine months ended September 30, 1998.

     During the nine months ended September 30, 1998, we incurred approximately $1.6 million of merger and acquisition expenses in connection with the acquisition or proposed acquisition of companies accounted for or to be accounted for under the pooling-of-interests method. Approximately $0.6 million of this amount was incurred in connection with the terminated merger with the Oliver-Allen Corporation.

     During the first nine months of 1998, we incurred approximately $1.5 million of costs in connection with the relocation of our operations center from Jupiter, Florida to Houston, Texas.

LIQUIDITY AND CAPITAL RESOURCES

     Our equipment finance business is capital intensive and requires access to substantial short-term and long-term credit to fund the acquisition and origination of equipment leases. Since inception, we have funded our operations primarily through borrowings under our warehouse facilities, sales of our common stock and by including certain of our leases in public and private securitization transactions. We expect to require access to large amounts of capital to maintain and expand our volume of equipment leases and, depending upon market conditions, to complete acquisitions of additional equipment finance businesses.

     We use capital to acquire and originate leases, to pay interest expenses, to repay obligations in connection with borrowings under our securitized warehouse facilities, and to pay operating and administrative expenses, income taxes and capital additions. The structure of our funding programs and our securitized warehouse facilities and public securitization transactions enabled us to generate positive cash flow from operations during the previous three years.

     We use our securitized warehouse facilities to fund the acquisition and origination of leases that satisfy the eligibility requirements established under each warehouse facility. These warehouse facilities provide us with advance rates that generally do not require us to utilize our capital during the period that lease receivables are financed under such facilities. The liquidity provided under certain of our warehouse facilities is generally interim in nature and we seek to refinance or resell the lease receivables that were funded under these interim facilities through our public securitization program within three to twelve months.

     In April 1999, we filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed public offering from time to time of up to $300 million of our debt and/or equity securities. In June 1999, we utilized the shelf registration to make a secondary underwritten public offering of 4,000,000 shares of our common stock, from which we received cash proceeds of approximately $68.4 million, net of expenses. In July 1999, the underwriters of our offering exercised their over-allotment option and purchased an additional 600,000 shares of our common stock, from which we received cash proceeds of approximately $10.4 million, net of expenses. We intend to use the net proceeds from the offering for general corporate purposes, including to fund net asset originations and for other working capital needs.

     We believe that our existing cash and investment balances, cash flow from our operations, net proceeds from future securitization transactions, amounts available under our securitized warehouse facilities and proceeds from our securities offerings will be sufficient to fund our operations for the foreseeable future.

 Securitized Warehouse Facilities

     As of September 30, 1999, our five securitized warehouse facilities had an aggregate funding capacity of $779 million. As of October 31, 1999, $438 million was available under these facilities.

     In September 1999, we entered into a securitized warehouse facility with Merrill Lynch Mortgage Capital, Inc., and the maximum amount available under such facility is $250 million.

     Through June 30, 1998, our securitized warehouse facilities were structured such that transfers to those facilities were considered sales under generally accepted accounting principles. Effective July 1, 1998, concurrent with our strategic decision to retain our lease receivables on our balance sheet as long-term investments, we modified the structure of our securitized warehouse facilities such that advances under the facilities would be considered debt under generally accepted accounting principles. The cash flow available to us, which is generally based on the advance rates and discount rates set forth in the facility agreements, was generally unaffected by the modifications to the agreements.

 Public Securitization Transactions

     To date, the proceeds that we have received in our public securitization transactions have generally been sufficient to repay amounts we have borrowed under our securitized warehouse facilities, as well as issuance expenses related to each securitization. We generally structure our securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. We anticipate that our future financings of equipment leases will be principally through securitization transactions and, to a lesser extent, through portfolio sales and sales to third-party financing sources.

     As of September 30, 1999, we have completed six public securitization transactions involving the issuance of $1.1 billion of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, the Series 1998-1 transaction in December 1998, the Series 1999-1 transaction in April 1999 and the Series 1999-2 transaction in September 1999.

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

     In connection with the Series 1999-2 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA, Inc. were sold in the public market. Class B Notes rated A by Standard and Poor's, A by Duff & Phelps Credit Rating Co., A by Fitch IBCA, Inc. and A2 by Moody's Investor Services, Inc. were also sold in the public market. The Class C note, rated BBB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc. and the Class D note, rated BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., were sold and financed on a non-recourse basis in the private market. A Class E note was rated B by both Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc. and was retained by us for future sale in the private market.

     We were able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1 and 1996-2 securitizations, approximately 96% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, and approximately 95% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1998-1, 1999-1 and 1999-2 securitizations.

Subordinated Notes

     In May 1997, we entered into a $5.0 million subordinated revolving credit facility with an affiliate. Due to availability of funds under other facilities, it was determined that this revolving credit facility was no longer needed and was terminated, based upon mutual agreement of all parties involved, during the third quarter of 1999. The commitment level on this facility was scheduled to decrease by $1.0 million per year. Advances under this facility bore interest at 11% per annum.

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

YEAR 2000

     The "Year 2000 problem" exists because many computer programs, embedded systems and components were designed to refer to a year by the last two digits of the year, such as "99" for "1999." As a result, some of these systems may not properly recognize that the year that follows "1999" is "2000" and not "1900." If those problems are not corrected, the systems could fail or produce erroneous results. No one knows the extent of the potential impact of the Year 2000 problem.

State of Readiness

     During 1998, we began our Year 2000 program by making initial inquiries of the software vendors for our major applications as to the Year 2000 readiness of such applications. We received assurances from these vendors that these applications are Year 2000 ready. We also began making inquiries of significant customers and other counter-parties as to their Year 2000 readiness. For purposes of our Year 2000 program, we have divided all of our applications, systems, relationships and services into three groups:

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

     The Year 2000 program for all of our hardware, software, operating systems, relationships and services consists of the following six phases:

 Inventory

     During this first phase of our Year 2000 program, we compiled information relating to all hardware, software, operating systems, relationships and services that may be affected by the Year 2000 problem. We have taken several overlapping approaches to our inventory process as a means to ensure a thorough inventory. We have now completed this phase.

 Impact Analysis

     This phase encompassed the initial analysis of all of our hardware and software, including embedded technologies and other "non-information technology" applications, and our operating systems, significant customers and counter-parties, to determine whether there is a possibility that they are not Year 2000 ready, and how this may affect us. We also investigated and categorized the hardware, software, systems, significant customers and counter-parties as mission critical, important, or ordinary. This phase is now complete.

 Solution Planning

     Based upon the results of our impact analysis, we have identified the necessary steps to ensure Year 2000 readiness for all of our hardware and software, including embedded technologies and other "non-information technology" applications, and our systems.

 Corrective Procedures

     In this phase, we detail and perform the steps outlined from the results of the Solution Planning phase to identify those fields or processes that contain a Year 2000 problem, and to develop appropriate corrective procedures. Corrective procedures may include remediation, replacement, or retirement. As of the date of this report, corrective procedures have been initiated for all Year 2000 problems identified. Corrective procedures for important applications are substantially completed, but will continue through the fourth quarter of 1999 for the few identified remaining problems.

 Quality Assurance

     During this phase, we ensure that date-related issues can be properly executed and the respective systems are Year 2000 ready. In addition, this phase ensures that all related processes and systems are not affected by the corrective action. The Quality Assurance phase will be an ongoing process with any corrective procedures we make.

Contingency Planning

     In the event that we are unable to correct a Year 2000 problem in a mission critical process or system, or if we identify Year 2000 problems with respect to significant customers and other counter-parties, a contingency plan will be completed during the fourth quarter of 1999 to ensure continued operation after December 31, 1999. In completing this contingency plan, we will identify alternatives, including manual processes, the expected correction date, and any conversion issues from the manual process to the corrected system.

Costs To Address the Year 2000 Issues

     We did not incur any material costs to address Year 2000 issues during the year ended December 31, 1998. We estimate that we will incur costs approximating $300,000, exclusive of internal costs, during 1999 to complete our resolution of Year 2000 issues. We do not separately track internal Year 2000 costs that are largely salaries and benefits of our personnel working on the project and are not incremental costs.

Risks Of the Year 2000 Issues

     Based upon our Year 2000 initiatives to date, we have not identified any specific known Year 2000 events, trends, or uncertainties which are reasonably likely to have a material effect on our business, results of operations, or financial condition. We will continue to review these issues as we evaluate the progress of our Year 2000 program. We will continue to monitor the status of software from our vendors and key business relationships for any changes in Year 2000 compliance status. In addition to our contingency planning, we have identified key issues that will be continually monitored to ensure validity.

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

     Our implicit yield on all of our leases is based on a fixed interest rate. We generally obtain initial funding for lease acquisitions and originations through borrowings under our securitized warehouse facilities and, from time to time, depending on market conditions, we include the lease receivables in a securitization transaction or portfolio sale. Because the securitized warehouse facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest rate swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of September 30, 1999, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables that were not permanently securitized.

     The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of September 30, 1999 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

12-month pre-tax earnings change from increase in benchmark Treasury by 50 basis points:
(Dollars in thousands)

                  Decrease in pre-tax earnings from increase in interest expense .................      $   (983)
                  Increase in pre-tax earnings from decrease in interest expense
                      due to the amortization of swap proceeds ...................................           800
                                                                                                        --------
                  Net decrease in pre-tax earnings ...............................................      $   (183)
                                                                                                        ========

 Credit Spread Risk

     We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our Securitized Warehouse Facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of September 30, 1999, an increase of 50 basis points in the credit spread would result in a $983,000 decrease in our pre-tax earnings in the next 12 months, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

 Foreign Exchange Risk

     We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of September 30, 1999, our pound sterling denominated lease receivables totaled approximately $35.2 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $23.6 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of September 30, 1999, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $135,000 decrease in our pretax earnings in the next 12 months.

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

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     Since the beginning of the third quarter of 1999, we have undertaken a number of initiatives to further our strategy to become a leading provider of e-commerce financial products and services.

     Strategic Alliance with Intuit Inc. In August 1999, we entered into a strategic alliance with Intuit under which our LeasingOnline financing program is being made available through QuickBooks, the best-selling small business accounting software, and Intuit's small business Web sites, www.quickbooks.com and www.quicken.com/small_business/. Our LeasingOnline program provides Intuit's more than 5.5 million small business customers with access to Internet-based financing. Intuit is the leader in small business accounting, personal finance, and tax preparation software. Nearly 90% of QuickBooks' users currently use the Internet for a variety of business purposes. This alliance will further strengthen our position as a market leader in offering on-line financing solutions to the small business market.

     Working Capital Financing Program Launched. In November 1999, we began offering our Working Capital Financing product to the small business market over the internet. This new program, announced in April 1999, is part of our ongoing strategy to expand our e-commerce product offerings to our growing electronic community of business customers. Our Working Capital Financing program enables businesses to obtain capital for general business purposes, not limited to a specific equipment purchase. Under the program, qualified applicants can be approved in as little as two minutes and funds can be dispersed as quickly as 24 hours from time of approval.

     Partnership with VerticalNet, Inc. In October 1999, First Sierra and VerticalNet, Inc. jointly announced an agreement whereby VerticalNet's online customers will be offered First Sierra's Working Capital Financing and LeasingOnline products. VerticalNet, Inc. (www.verticalnet.com) owns and operates 47 industry-specific web sites designed as online business-to-business communities, known as vertical trade communicators.

     Second Alliance with Intuit, Inc. In October 1999, we announced that we formed a second alliance with Intuit under which we will offer our new online Working Capital Financing product to Intuit's QuickBooks and QuickBooks.com customers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.

27 (*) - Financial Data Schedule for the nine months ended September 30, 1999
--------------
(*)  Filed herewith


(b) Reports on Form 8-K - there were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FIRST SIERRA FINANCIAL, INC.
                                                     (REGISTRANT)


November 10, 1999                                   /s/ SANDY B. HO
-----------------                          -----------------------------------
      Date                                      Executive Vice President
                                              and Chief Financial Officer
                                             (principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------

27 (*)              -    Financial Data Schedule for the nine months ended
                         September 30, 1999

--------------
(*)  Filed herewith