Form 10-K405
period 1999-12-31
SIERRACITIES COM INC
filed 2000-03-29
CIK 1034812

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-22525

                              --------------------


                              SIERRACITIES.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                DELAWARE                                   76-0438432
                     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
                     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                         600 TRAVIS, SUITE 7050
                             HOUSTON, TEXAS                                   77002
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 221-8822

                              --------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                   SECURITIES REGISTERED PURSUANT TO SECTION
                                12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
               RIGHTS TO PURCHASE SHARES OF JUNIOR PREFERRED STOCK
                       SERIES C, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 2000 based on the closing price on the Nasdaq National Market on that date was approximately $229.5 million.

     The number of shares of the registrant's common stock outstanding on March 14, 2000 was 19,046,610.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2000 are incorporated by reference in Part III of this report.

================================================================================

                              SIERRACITIES.COM INC.
                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                                                               PAGE
                                                                                                               ----
                                     PART I

  Item 1.     Business ...................................................................................        3
  Item 2.     Properties .................................................................................       16
  Item 3.     Legal Proceedings ..........................................................................       16
  Item 4.     Submission of Matters to a Vote of Security Holders ........................................       16

                                     PART II

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ......................       17
  Item 6.     Selected Financial Data ....................................................................       18
  Item 7.     Management's  Discussion and Analysis of Financial Condition and Results of Operations .....       21
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .................................       28
  Item 8.     Financial Statements and Supplementary Data ................................................       30
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......       30

                                    PART III

  Item 10.    Directors and Executive Officers of the Registrant .........................................       30
  Item 11.    Executive Compensation .....................................................................       30
  Item 12.    Security Ownership of Certain Beneficial Owners and Management .............................       30
  Item 13.    Certain Relationships and Related Transactions .............................................       30

                                     PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................       31

                                     PART I

ITEM 1.    BUSINESS

                                   NAME CHANGE

     Effective February 1, 2000, First Sierra Financial, Inc. changed its name to SierraCities.com Inc. The name change reflects the evolution of First Sierra Financial, Inc. into a company that offers much more to small businesses than equipment financing. As the business-to-business e-commerce services we offer continue to expand, we are creating a community of small businesses built around Internet-based financial services. The success of our e-commerce strategy is reflected in our new alliances and in the continued growth of our customer base. Now it is also reflected in our name, SierraCities.com Inc.

                                BUSINESS OVERVIEW

     SierraCities.com Inc. ("SierraCities.com") is a leading provider of e-finance solutions for small businesses. Through our Internet-based technology platform, we offer on-line end-to-end business financing fulfillment solutions for specific equipment purchases and for general corporate purposes. Small business customers can obtain financing directly through the Internet by completing an application on-line, thus allowing them to receive approval for credit via the Internet prior to making a purchasing decision. Through our Internet-based technology we have automated much of the process related to the application, data retrieval, underwriting, documentation, funding, servicing, collections, auditing, data warehousing and data mining. As a result, we offer approval usually within minutes and funding within 24 hours. Our technology approach allows us to aggregate a large number of small business customers in a highly efficient and cost-effective manner.

     Since our inception in 1994, we have funded over $2.6 billion in loans and leases for the small business community and currently have approximately 83,000 small business customers. The total principal amount of assets under management has grown from approximately $5.8 million as of December 31, 1994 to approximately $1.4 billion as of December 31, 1999. The leases we finance relate to a wide range of equipment including computers and peripherals, software, telecommunications, and diagnostic equipment as well as other specialized equipment for the healthcare, automotive, food and hospitality industries. The equipment related to the leases we finance generally has a purchase price of less than $250,000 ("small ticket" equipment leases), with an average of approximately $20,000 for leases originating in 1997, $31,000 for leases originating in 1998, and $30,000 for leases originating in 1999. We are headquartered in Houston, Texas, with 31 branch offices in 15 different states across the United States and three additional branches in the United Kingdom.

     Our electronic commerce network, a combination of strategic alliances with Internet services, equipment vendors and independent finance companies, enables us to efficiently offer financing solutions to a broad base of small business customers, while at the same time providing us with a means of gathering valuable financial and demographic data about these customers. We store this information in a data warehouse that includes extensive financial and other detailed information on approximately 169,000 small businesses from whom we have received financing information since our inception in 1994. This allows us to mine the data and provides us with the opportunity to cross-sell additional products and services to our small business customers.

     During 1999 and early 2000 we took important steps to continue to build our online marketplace for small business financing. We signed a series of agreements with leading players in the small business e-commerce arena that allows us to quickly and efficiently deliver our comprehensive online financing solutions to their customers in the small business community. These alliances, which provide us with significant access to the small business market, are as follows:

o We entered into strategic alliances with Intuit, the leader in small business accounting, personal finance and tax preparation software, under which our online financing program is being made available through QuickBooks2000, the newest version of Intuit's best-selling small business management software, and through Intuit's small business Web sites, www.quickbooks.com and www.quicken.com/small_business.

o We agreed to offer VerticalNet, Inc.'s internet customers our online financing program. VerticalNet, Inc. (www.verticalnet.com) currently owns and operates 55 industry-specific web sites designed as online business-to-business communities, known as vertical trade communities.

o We entered into an agreement to provide our comprehensive web-based loan fulfillment technology to BizProLink.com, Inc., a network of online professional communities. BizProLink operates a comprehensive business-to-business e-commerce marketplace, consisting of 70 vertical business-to-business web-based communities. BizProLink's sites bring buyers and sellers together by providing industry-focused communities-of-interest for the exchange of business products and services.

o We signed agreements with OneCore.com, an integrator of financial services specifically built for small businesses and entrepreneurs, and with WebSiteProfit.com, Inc., which owns www.smallbusinessloans.com. These providers of business-to-business products and services, focused specifically on the small business community, will offer their online customers our online financing solutions.

o To further leverage our technology which delivers automated financing to the small business customer, we entered into an agreement with Firstar Corporation, the 14th largest bank in the United States, to utilize our technology platform to offer automated equipment financing to its small business customers. Our proprietary technology will be installed throughout Firstar's branch network, enabling small businesses to quickly and efficiently obtain financing for equipment purchases.

o We debuted our "Business Boulevard," which is a small business portal built around our core e-finance products. We plan to join with select companies to expand the business-to-business e-commerce services available to our small business customers. In early 2000, we joined with Demandline.com, an Internet service, that allows growing businesses to "name their price" for core business services by pooling the buying power of thousands of growing companies to receive corporate rates from trusted, nationally-branded service providers. This alliance will enable us to offer core business services to our small business customer base, including long-distance telephone service, high-speed Internet access, Web hosting, mobile phone service, paging, payroll and credit card processing.

o Furthermore, in fiscal 2000, we look forward to the prospect of launching an Internet-based business-to-business bank devoted exclusively to the banking and financing needs of our small business customers. This bank, which we plan to begin operating in the second quarter of 2000, will diversify our funding sources, lower our cost of funds and allow us to offer additional e-commerce products to our extensive customer base.

                                 GROWTH STRATEGY

     Our objective is to use the power of the Internet to deliver an increasing number of financial and e-commerce services to small business customers. We believe that the combination of our advanced technology, our access to a large and growing customer base and our ability to electronically gather, store and mine detailed financial and demographic data on these customers positions us to capitalize on the high volume of repeat transactions that businesses conduct every day. Our growth strategy consists of the following key elements:

     EXPAND OUR BUSINESS-TO-BUSINESS E-COMMERCE PRODUCTS AND SERVICES OFFERINGS. Through our "Business Boulevard" we plan to capitalize on our small business electronic commerce network and our scaleable technology by broadening the range of e-commerce financial products and services that we offer to the small business market with the goal of becoming a leading Internet-based business destination.

     We believe our technology capabilities provide us with a competitive advantage in the small business marketplace by allowing us to take advantage of the valuable information that we collect in connection with our financing programs. We intend to use this information to develop and market additional products and services that are tailored to our customers' specific needs, which we believe will enable us to increase revenues through cross-selling opportunities to our existing customer base as well as acquiring new customers.

     EXPAND OUR BUSINESS ORIGINATION CHANNELS. We intend to continue to expand our small business electronic commerce network by marketing our automated financing solutions to leading players in the small business e-commerce arena, to additional software and equipment vendors, and to independent finance companies and banks. Such relationships will provide us with access to small business customers and financing transactions.

                         CREDIT POLICIES AND PROCEDURES

     We believe our underwriting policies and procedures enable us to select creditworthy small business customers and minimize the risks of delinquencies and credit losses. We believe that our automated technology provides us with a competitive advantage by enhancing the accuracy and consistency of our credit decisions and lowering our costs in connection with such decisions. The nature of our business requires two levels of review; the first focuses on the qualification of the financing source and the second focuses on the small business customer or ultimate end-user of the financed equipment.

     SOURCE QUALIFICATION. We perform a background investigation on the finance company, financial institution or other financing source prior to accepting financing applications through the source. This investigation includes verification of bank and trade references and a review of financial statements, past credit history and the business and industry in which the source operates. Because participants in our Private Label program are required to provide us with credit protection, we perform additional procedures to evaluate the creditworthiness of our Private Label sources. These additional procedures may include an examination of the source's financial statements and liquidity, management team, staffing and servicing infrastructure and a review of the source's ongoing support capabilities with respect to credit, documentation, customer service and collections.

     UNDERWRITING. Our technology enables us to process credit applications in real time by utilizing a credit scoring model for transactions up to $100,000. This Fair Isaac scoring model, developed for small business credit valuation, performs the primary credit analysis and enables us to uniformly measure, assess, validate and manage our credit process. Our automated credit processing system reviews the information gathered in connection with the financing application to confirm compliance with our underwriting policies and procedures. Our underwriting guidelines generally require a credit investigation of the small business customer including (i) an analysis of the current credit exposure the customer has with us and their related pay history, (ii) an analysis of the personal credit of the owner, who typically guarantees the financing arrangement, including a review for derogatory information, liens, judgements and pay history, (iii) verification of time in business, corporate name and ownership information, (iv) a review of Dun & Bradstreet reports, if available, for liens, judgements and business pay history, and (v) a review of bank and trade references for larger transactions. For leases and loans originated under our Private Label program, we allow our Private Label source to perform certain of these credit information gathering functions. For transactions greater than $100,000, our credit staff performs additional credit analysis including review of financial statements and tax returns of the business and related financial and industry information.

     In connection with our securitization program, financial guaranty insurers and rating agencies perform extensive reviews of our underwriting standards and procedures.

                          CUSTOMIZED FINANCING PROGRAMS

     We provide customized financing programs designed to meet the financing needs of small businesses. Small businesses can apply for leases or loans through either our web site, Internet services with whom we have formed alliances or various equipment and software vendors, manufacturers, dealers, financial institutions or independent lease brokers. We provide lease or loan financing through a broad range of lease funding programs, referred to as our Retail, Private Label, Captive Finance and Wholesale programs. While the terms of the underlying leases and loans are similar in all four lease funding programs, the financing arrangement we offer varies depending on the size and servicing capabilities of the lease source.

     RETAIL PROGRAM. Our Retail program focuses on providing financing services directly to small businesses through the Internet. We have various origination channels under our Retail program which include customers who come to our websites directly, customers who come to us via service links we have established with leading players in the small business e-commerce arena, and customers who come to our website via our formal and informal relationships with manufacturers, dealers and other equipment vendors who are in a position to recommend us to their customers who need financing to purchase equipment. As of December 31, 1999, we had active relationships with approximately 25,000 vendors throughout the United States and the United Kingdom. The value-added services to participants in our Retail program include consulting with vendors on structuring financing transactions with equipment purchasers, training the vendor's sales and management staff to understand and market our various financing alternatives and customizing financing programs to encourage product sales. In most cases, our sales representatives also work with the vendor's equipment purchasers, providing them with the guidance necessary to complete the equipment financing transaction. We also participate in some of our vendor's sales and marketing efforts, including advertising, promotions, trade show activities and sales meetings.

     We structure our Retail leases and loans on a nonrecourse basis, which means that we assume the risk of loss in the event of default by the obligor. We own the underlying equipment being financed and, in some cases, retain a residual interest in the equipment. We also perform all servicing functions on our Retail leases and loans.

     OTHER FINANCING PROGRAMS:

     Our Private Label program is designed to provide financing to established financing companies that have demonstrated the ability to originate a large volume of financing transactions. These companies follow prudent underwriting guidelines established pursuant to our credit policy, provide us with credit protection and provide servicing on an ongoing basis. The Private Label program was developed to provide us with access to high volumes of small business financing transactions eligible for the securitization market, while minimizing our risk of loss. Our Private Label partners have typically included middle-sized commercial banks and smaller finance companies.

     Under our Captive Finance program, we focus on cultivating partnerships with large equipment vendors to help them develop, implement and administer a customized, sales-oriented lease finance program. In addition to offering financing, we provide the training, sales tools and often personnel, necessary to support a financing program. To make customer finance an effective part of the vendors' sales efforts, our Captive Finance program helps vendors build systems that are tailored to their specific business and their customers. Our sales consultants with backgrounds in software and communications technology help the vendors' sales representatives achieve their companies' financial objectives.

     Under our Wholesale program, which was discontinued in December 1999, we financed equipment leases from brokers who were unwilling or unable to provide the credit protection and perform the servicing functions necessary to participate in our Private Label program. In a typical Wholesale transaction, we originated transactions referred to us by a broker and paid the broker a referral fee. We do not have recourse to the broker on our Wholesale financing contracts, which means that we assume the risk of loss in the event of default by the lessee. We perform all servicing functions on our Wholesale leases.

                       TERMS OF EQUIPMENT LEASES AND LOANS

     The structure of our financing instruments and our credit policies and procedures are designed to minimize risk. Substantially all equipment leases and loans that we acquire or originate are non-cancelable. During the term of the lease, we generally receive scheduled payments sufficient, in the aggregate, to cover our borrowing costs and the costs of the underlying equipment, and to provide us with an appropriate profit margin. The initial non-cancelable term of the lease is generally equal to or less than the equipment's estimated economic life. A small portion of our leases provide us with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. The initial terms of the lease generally range from 24 to 84 months, with a weighted average initial term of 61 months as of December 31, 1999.

     The terms and conditions of all our leases are substantially similar. In most cases, the lessees are contractually required to (i) maintain, service and operate the equipment in accordance with the manufacturer's and the government's mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. Our standard lease forms provide that, in the event of default by the lessee, we can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at our discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into, and deemed a part of, the equipment financed.

                          SERVICING AND ADMINISTRATION

     The financing for small businesses is operationally intensive due, in part, to the small average transaction size. Accordingly, state-of-the-art technology is critical in keeping servicing costs to a minimum and providing quality customer service. Recognizing the importance of servicing, we utilize an administration system that is tailored to support our operational needs. Our system handles application tracking, document generation, booking, invoicing, payment processing, automated collection queuing, portfolio evaluation, cash forecasting and report preparation. The system is linked with a lockbox bank account for payment processing and provides for direct withdrawal of payments as they become due. Our technology also allows us to offer all of our customers direct access to their application and related documents over the Internet. The system's paperless environment substantially enhances the efficiency with which we can offer financing to our customers.

     Our lease servicing responsibilities vary depending on the lease-funding program under which we acquired or originated the lease. Servicing responsibilities generally include billing, processing payments, remitting payments to key sources and investors, preparing investor reports, paying taxes and insurance and performing collection and liquidation functions.

     For equipment leases funded under our Private Label program, the lease source performs the collection and customer service functions, while we perform other servicing functions, including billing and cash receipts. This arrangement allows the lease source to maintain close relationships with lessees and reduces our servicing costs. We closely monitor delinquency information with respect to leases from each Private Label source. If a lessee defaults, which typically means when the account is 90 days past due, we send a notice to the lease source stating that the source must repurchase the lease within 60 days.

     Under the Retail and Wholesale programs, we are normally responsible for all servicing functions. We also perform all servicing functions with respect to leases funded under our Captive Finance program that we retain in our portfolio. For leases we acquire or originate under our Retail and Wholesale programs, and those Captive Finance leases that we retain in our portfolio, our collections policy is designed to identify payment problems in sufficient time to permit us to quickly address delinquencies and, when necessary, to act to preserve equity in the leased equipment. Collection procedures begin when payments are 13 days past due.

     We retain the right to service all of the small business financing contracts included in our securitization transactions. In return, we generally receive a servicing fee of 0.50% per year on the outstanding principal balance of all securitized financing contracts plus late fees which we collect out of the customer's monthly payments. We believe that, by performing the servicing functions on our securitized financing contracts, we enhance operating efficiencies and provide an additional revenue stream. As of December 31, 1999, we were servicing financing contracts with an aggregate principal amount of $1.4 billion, including $567 million aggregate principal amount of financing contracts serviced for others.

                             SECURITIZATION PROGRAM

     We initially fund the acquisition or origination of our leases from working capital or through our securitized warehouse facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

                   RESIDUAL INTERESTS IN UNDERLYING EQUIPMENT

     With respect to leases we acquire or originate under our Retail and Wholesale programs, and those Captive Finance leases that we retain in our portfolio, we may own a residual interest in the equipment covered by the lease. We record the residual value of a lease on our books when there is no obligation on the part of the lessee to purchase the equipment at the expiration of the lease term. Of the leases in our portfolio through December 31, 1999, approximately 79% as measured by net investment, had no residual value on our books. This is generally because the lessee was granted an option to purchase the equipment at the end of the term for a nominal price or the lessee was required to purchase the equipment at the end of the term at a fixed price. Our aggregate investment in residual values with respect to the equipment underlying leases acquired and originated under our Retail and Wholesale programs through December 31, 1999 was approximately $21 million, representing less than 2.8% of the total outstanding leases.

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

                                   TECHNOLOGY

     From our inception, we have pioneered the use of emerging technologies to fuel our growth strategies. We have embraced the Internet in all our business plans and development efforts. Our internally-developed systems for credit evaluation, document fulfillment, application tracking, and lease and loan servicing are highly integrated and available, in whole or in part, as an internet-enabled solution. We began as a lease finance company specializing in serving the small business customer. Accomplishing this required development of a high degree of automation and efficiencies of scale in order to help maximize profit margins on loans and leases. Our business model is helping to better position us as a leading player in the business-to-business e-commerce arena.

     Our credit decision system automates the credit process, from information retrieval to scoring to decision and notification. Most decisions are reached in seconds and require no human intervention. Real-time, automated high-speed interfaces to all of the major credit bureaus allow nearly instantaneous retrieval of commercial and consumer financial data needed in the credit decision process. Our tunable scoring algorithms incorporate credit bureau data with Fair Isaac scorecards to return custom credit scores. Utilizing
COM, XML, and HTTP protocols, credit scores and decisions are reported to internal and external client software modules. In 1999 we realized a major milestone as we began offering automated finance services through message-queuing and transaction-oriented gateway services to major Internet-based trade exchanges. This new level of service has effectively enabled us to expand our lease and loan originations and address the growing demand by online providers for business financing, invoicing, and collection services.

     We are actively working with major small business e-commerce companies to facilitate their business-to-business transactions. Our decisioning, financing, and servicing modules can be combined to provide almost instantaneous credit and financing decisions. These services, which leverage our proven credit decision and portfolio management technologies, provide small business customers with an alternative to credit card financing.

     Through our web site and web site integration with leading players in the small business e-commerce arena, our technology allows small business customers to quickly and seamlessly apply for loan and lease financing from SierraCities.com. Our proprietary CreditWARE(TM) and LeaseWARE(TM) suite of web-based e-commerce applications handle the post-approval processing of fulfillment and servicing. This comprehensive set of tools includes the following core services:

o        Online lease and loan payment calculation

o Seamless integration with our high-speed credit scoring and decision engine

o        Real-time status tracking

o        E-mail notification and document delivery

o        Comprehensive data warehousing and mining

o        Portfolio processing and performance monitoring

     Our integrated technology infrastructure provides us with a key competitive advantage in the marketplace.

                                    CUSTOMERS

     We currently have approximately 83,000 small business customers. Our customers are typically privately-owned small businesses with total assets of less than $20 million, and have generally been in business for at least two years. They operate in a diverse range of industries including health care, business services, restaurant, and auto services. Our customers are located in each of the 50 United States and in the United Kingdom, with concentrations in California, Texas, Florida and New York. No other state or the United Kingdom represents more than 5% of the total leases outstanding.

                                   COMPETITION

     We compete in the small business financing and e-financing technology markets with a number of national, regional and local technology and finance companies. Our competitors also include those equipment manufacturers that finance the sale or lease of their own products and other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which may provide general business loans or financing for equipment purchases. Our competitors include many larger, more established companies that may have access to capital markets and to other funding sources that may not be available to us or on better terms than we could receive. Many of our competitors have substantially greater financial, marketing and operational resources and longer operating histories than we do. Current or future competitors may also develop more advanced software technologies providing better e-finance solutions for small businesses.

     We believe that our advanced technology, our experienced management team and sales force, and our significant customer base allow us to aggressively compete with larger, more established companies. We also believe that the combination of our advanced technology, our direct access to a large and growing customer base and our ability to electronically gather, store and mine detailed financial and demographic data on these customers positions us to capitalize on the high volume of repeat transactions that businesses conduct every day.

                                    EMPLOYEES

     As of December 31, 1999, we had 604 employees of whom 380 were engaged in marketing activities, 115 were engaged in credit, collection and customer service activities, 46 were engaged in technological support and development activities, and 63 were engaged in general administration activities. We believe that our relationship with our employees is good. None of our employees are members of a collective bargaining unit.

                                 SENIOR OFFICERS

     Set forth below are the names, ages, position and description of the backgrounds of our senior officers and their principal occupations for at least the past five years.

     THOMAS J. DEPPING, age 41, has served as our Chairman of the Board, President and Chief Executive Officer since inception in June 1994. Mr. Depping has over 17 years of experience in the financial services industry, including 11 years with SunAmerica Financial Resources and its predecessor company (which was acquired by SunAmerica, Inc. in 1991). From 1991 to May 1994, Mr. Depping served as President of SunAmerica Financial Resources, the equipment leasing and financial division of SunAmerica, Inc.

     SANDY B. HO, age 40, has served as our Executive Vice President and Chief Financial Officer since January 1995. Ms. Ho has over 15 years of experience in the financial services industry, including 10 years with SunAmerica Financial Resources and its predecessor company (which was acquired by SunAmerica, Inc. in 1991). From 1991 through 1994, Ms. Ho served as Vice President of SunAmerica Financial Resources and Managing Director of SunAmerica Corporate Finance.

     MICHAEL A. SABEL, age 33, has served as our Executive Vice President and Chief E-Commerce Officer since July 1999. From January 1999 through June 1999, Mr. Sabel served as our Executive Vice President - Business Development. From May 1998 through December 1998, Mr. Sabel served us as Executive Vice President
- Global Mergers and Acquisitions. Since joining us in May 1998, Mr. Sabel also served as President of First Sierra (UK) Limited. From September 1994 until May 1998, Mr. Sabel was a member of the Investment Banking Group at Friedman, Billings, Ramsey & Co., Inc., most recently serving as a Managing Director. From August 1991 until August 1994, Mr. Sabel was a member of Sandler, O'Neil and Partners' Corporate Strategies Group, most recently as a Vice President.

     DAVID L. PEDERSON, age 40, has served as our Executive Vice President and Chief Information Officer since April 1998. Prior to joining SierraCities.com, Mr. Pederson was President of Nexsoft, Inc., which he founded in 1993. Nexsoft designed and developed our systems and communications network. Mr. Pederson has over 15 years of experience in directing technology initiatives in the equipment leasing industry.

     FREDERICK M. VAN ETTEN, age 46, has served as our Executive Vice President and Chief Marketing Officer since July 1999. From September 1998 to June 1999, Mr. Van Etten served as our Executive Vice President of Marketing. From January 1995 through August 1998, Mr. Van Etten served as our Senior Vice President of Marketing. Mr. Van Etten has been involved in all aspects of the commercial finance and equipment leasing business for over 20 years. Prior to joining us, Mr. Van Etten was Managing Director of SunAmerica Corporate Finance, a division of SunAmerica, Inc.

     E. ROGER GEBHART, age 42, has served as our Executive Vice President, Capital Markets and Treasurer since October of 1999. From 1997 through October of 1999, Mr. Gebhart served as Senior Vice President and Treasurer. From 1986 through May 1997, Mr. Gebhart served as a Vice President at First Union Capital Markets Corp. in their equipment finance group. Mr. Gebhart has over 13 years of experience in middle market commercial lending, specializing in the equipment leasing and finance industry providing asset-backed securitization financing funding facilities. Mr. Gebhart has experience in all aspects of structured finance including asset-backed commercial paper, revolving credit facilities, interest rate hedging instruments, commercial paper conduit financing, and the public and private term asset-backed funding markets.

     ALAN L. LANGUS, age 52, has served as Executive Vice President, General Counsel and Corporate Secretary since December 1999. From February 1996 through December 1999, Mr. Langus served as Senior Vice President, Chief Counsel and Secretary of ContiFinancial Corporation where he had overall responsibility for the legal function. Prior to joining ContiFinancial, from December 1989 through February 1996, Mr. Langus served as Vice President and Chief Counsel of the Financial Services Group of Continental Grain Company. Mr. Langus has more than 10 years of experience in dealing with legal issues relating to commercial and consumer lending.

     J. MICHAEL HOFMANN, age 56, has served as Executive Vice President since October 1999 and will serve as President of the proposed SierraCities Bank, N.A. Since December 1997, Mr. Hofmann continues to serve as President of Woodward Financial, Inc., a closely held financial services advisory firm. Mr. Hofmann has over thirty years of experience in the financial services industry serving in various executive capacities including Chairman, Chief Executive Officer, President or Executive Vice President of a number of organizations including, from July 1982 to December 1997, First of America Bank - Central, First of America Bank - Detroit, First of America Bank - Southeast, Mutual Savings Bank, Heights of Texas, First Heights Bank, Pulte Home Corporation and K.M.H. Holdings, Inc.

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

     The statements contained in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements that our management may make from time to time in the future in presentations to stockholders, prospective investors, and others interested in our business and financial affairs, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. You should not construe any projections of financial or operating performance or statements concerning expectations as to future developments in any manner as a guarantee that such results or developments will, in fact, occur. Our projections of future financial or operating performance and expectations as to future developments referenced in any forward-looking statement may not be realized and our actual results may be significantly different from those set forth in the forward-looking statements. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements referred to above are also subject to the risks and uncertainties outlined below.

                                  RISK FACTORS

     WE DEPEND ON THE SECURITIZATION MARKET TO FINANCE OUR LEASES AND LOANS

     From time to time, depending on market conditions, we securitize the leases and loans in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases and loans through public offerings and private placement transactions. In a securitized transaction, we transfer a pool of leases and loans to a wholly-owned, special purpose subsidiary of SierraCities.com. The special purpose subsidiary simultaneously transfers an interest in the leases and loans to a trust, which issues beneficial interests in the leases and loans in the form of senior and subordinated securities and sells such securities through public offerings and private placement transactions. We generally retain the right to receive any excess cash flows of the trust, which right is represented by a trust certificate.

     We depend on securitizations for refinancing of amounts outstanding under our securitized warehouse facilities, which we utilize to acquire and originate additional leases and loans. Several factors affect our ability to complete securitizations, including general conditions in the securities markets, conditions in the asset-backed securities markets, the credit quality of our portfolio, compliance of our leases with the eligibility requirements established in connection with the securitizations, our ability to obtain third-party credit enhancement, our ability to adequately service our portfolio, and the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations. Any substantial reduction in the availability of the securitization market for our leases and loans or any adverse change in the terms of our securitizations could have a material adverse effect on our business, financial condition and results of operations.

     WE DEPEND ON EXTERNAL FINANCING TO FUND OUR LEASES AND LOANS

     We fund a large percentage of the loans and equipment leases we acquire through our securitized warehouse facilities. The securitized warehouse facilities are available to fund loans and leases which satisfy eligibility criteria for inclusion in our public securitizations. We repay borrowings under our securitized warehouse facilities with the proceeds we receive from our public securitization transactions. Any adverse impact on our ability to complete public securitization transactions could have a material adverse effect on our ability to obtain or maintain securitized warehouse facilities or the amount available under such facilities. Any failure to renew our existing securitized warehouse facilities or obtain additional facilities or other financings with pricing, advance rates and other terms consistent with our existing facilities could have a material adverse effect on our business, financial condition and results of operations.

     WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS

     Our financing business is capital intensive and requires access to substantial short-term and long-term credit to fund new loans and equipment leases. We expect to continue to require access to a large amount of capital to maintain and expand our volume of loans and leases funded. If future market conditions adversely affect our ability to finance loans and leases, we may require additional capital to fund our operations. There can be no guarantee, however, that additional capital will be available to finance our operations.

     INCREASES IN INTEREST RATES COULD ADVERSELY AFFECT OUR RESULTS OF
OPERATIONS

     The loans and leases we finance are non-cancelable and require payments to be made by the lessee at fixed rates for specified terms. The rates we charge are based on interest rates prevailing in the market at the time of loan and lease approval. Until we securitize or otherwise sell our loans and leases, we generally fund the loans and leases under our securitized warehouse facilities or from working capital. If we were to become unable to securitize or otherwise sell loans and leases with fixed rates within a reasonable period of time after funding, our operating margins could be adversely affected by increases in interest rates. Moreover, increases in interest rates which cause us to raise the implicit rate we charge to our customers could cause a reduction in demand for our financing. We generally undertake to hedge against the risk of interest rate increases when our portfolio exceeds $10.0 million. These hedging activities limit our ability to participate in the benefits of lower interest rates with respect to our hedged portfolio. In addition, our hedging activities may not adequately insulate us from interest rate risks.

     INCREASES IN LESSEE DEFAULTS COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION

     We specialize in acquiring and originating loans and equipment leases with a purchase price of less than $250,000, generally involving small and mid-size commercial businesses located throughout the United States. Small business loans and leases generally entail a greater risk of non-performance and higher delinquencies and losses than loans and leases entered into with larger, more creditworthy lessees. Because of our short operating history, we have limited performance data with respect to loans and leases we finance. Thus, our historical delinquency and loss statistics do not necessarily predict our future performance.

     We funded the vast majority of the leases we acquired or originated through December 31, 1996 through a combination of the recourse and purchase price holdback features of our Private Label program. During the year ended December 31, 1999, we funded approximately 58% of the leases that we acquired or originated through our Retail and Wholesale programs which do not have these credit protections. We believe that we will generate increasingly larger percentages of our originations in the future through funding programs that do not provide us with credit protection.

     The failure of our lessees to comply with the terms of their loans and leases will result in the inability of these loans and leases to qualify to serve as collateral under our securitized warehouse facilities and securitization program and may have a material adverse effect on our liquidity. Also, delinquencies and defaults in excess of levels estimated by our management in determining our allowance for credit losses and in valuing our right to receive excess cash flows under our securitization program could have a material adverse effect on our ability to obtain financing and effect public securitization transactions. Our inability to effect public securitization transactions could, in turn, have a material adverse effect on our business, financial condition and results of operations.

     OUR LOANS AND LEASES ARE CONCENTRATED IN A SMALL NUMBER OF STATES AND INDUSTRIES; ADVERSE ECONOMIC OR REGULATORY CONDITIONS IN THOSE STATES OR INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

     Although our portfolio of loans and leases includes obligors located throughout the United States, we acquire or originate a majority of our leases from sources operating in four states: California, Texas, Florida and New York.

The ability of our lessees to honor their contracts may substantially depend on economic conditions in these states. All of our leases are collateralized by the related equipment. The recourse and holdback provisions of our Private Label program mitigate, but do not eliminate, a significant portion of any economic risk not recoverable through the sale of the related equipment.

     Also, a substantial portion of our leases are concentrated in certain industries, including the dental industry, the medical industry and the veterinary industry. If the economic or regulatory conditions prevalent in such industries were to change, our lessees may not be able to honor their lease obligations.


           RISKS ASSOCIATED WITH OUR RELIANCE ON EMERGING TECHNOLOGIES

     WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR E-COMMERCE GROWTH STRATEGY

     Our e-commerce strategy depends on continued growth in the use by small businesses of the Internet and similar forms of electronic communication as a means for conducting commercial and financial services transactions. Small businesses may elect not to conduct Internet banking or e-commerce transactions because of issues such as cost, reliability, security, quality of service and ease of use. If continued growth in the use of the Internet for such transactions does not occur, it could have a material adverse effect on our business, financial condition and results of operations.

     OUR INTELLECTUAL PROPERTY RIGHTS COULD BE MISAPPROPRIATED OR INFRINGED

     The growth of our business depends in large part on the continued development and customer acceptance of our proprietary technology platform. It may be possible for a third party to copy or otherwise obtain unauthorized access to our database or our other intellectual property. There can be no assurance that we will be able to prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, operating results and financial condition. Moreover, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and the diversion of management and other resources, either of which could have a material adverse effect on our business, financial condition and results of operations.

     OUR COMPUTER SYSTEMS COULD SUFFER SECURITY BREACHES

     We have received, and will continue to receive, highly confidential and sensitive financial information from our customers. This information is maintained on our computer systems and may be accessed through the Internet. Our systems, like those of other Internet-based entities, are vulnerable to break-ins, security breaches and similar problems. While we make commercially reasonable efforts to protect our computer systems against such security breaches, we are unable to provide any assurance that such efforts will ultimately be successful. Any such security breach may subject us to litigation and may result in our inability to attract and retain customers. In addition, if the computer systems of another company suffer a security breach or if public concern regarding Internet security generally worsens, our customers may choose to conduct business with non-Internet based financial service providers. Any such event could have a material adverse effect on our business, financial condition and results of operations.

     GOVERNMENT REGULATION OF THE INTERNET COULD ADVERSELY AFFECT OUR E-COMMERCE INITIATIVES

     Certain local, state, federal and foreign governments are now considering proposals to regulate aspects of the Internet, on-line communication and e-commerce, such as the privacy of consumer financial information, user identification and other information, telecommunication access charges, on-line content, liability and jurisdictional issues and the taxation of e-commerce. In addition, the manner in which existing laws will be applied to e-commerce transactions is uncertain. Increased costs or delays in connection with e-commerce transactions may deter businesses from conducting such transactions, which could have a material adverse effect on our business, financial condition and results of operations.

    OUR COMPUTER SYSTEMS AND THOSE OF THIRD PARTIES ON WHOM WE RELY COULD FAIL OR BE COMPROMISED

    Our computer systems may fail or the operation thereof may become substantially delayed or limited because of computer viruses, telecommunications interruption, human error, mechanical breakdown, power loss, fire, water or storm damage or otherwise. In addition, we outsource certain critical functions to third party technical and customer service providers and our operations could be disrupted if these third parties experience technological or other difficulties or terminate their relationship with us. Any such event could have a material adverse effect on our business, financial condition and results of operations.

    THE INTERNET INFRASTRUCTURE MAY NOT SUPPORT HIGH VOLUME BUSINESS-TO-BUSINESS TRANSACTIONS

    The Internet has undergone a period of dramatic growth during the 1990s. If general and commercial use of the Internet continues to grow, the Internet's technical infrastructure may not be able to consistently support the increasing volume of data placed on it. Transactional delays and aborted transactions may result from the increasing amount of electronic data transmissions, the failure of national and international organizations to establish universal standards and protocols for data transmission and e-commerce and technological difficulties. If the Internet is ultimately proven not to be commercially viable or falls into general or commercial disuse for any of the foregoing reasons or otherwise, our business, financial condition and results of operations could be adversely affected.

    WE WILL RELY ON KEY EMPLOYEES TO EXECUTE E-COMMERCE INITIATIVES

    The success of our e-commerce initiatives will depend upon our ability to recruit and retain appropriate employees and executives. We will depend to a large extent upon the experience, abilities and continued efforts of executives and other employees to maintain the consistent operation of our technology and conduct our e-commerce initiatives. The loss of the services of one or more of these individuals could have a material, adverse effect on our business, financial condition and results of operations.

         RISKS ASSOCIATED WITH OUR PROPOSED INTERNET BANKING OPERATIONS

    WE MAY NOT RECEIVE REGULATORY APPROVAL OF OUR BANK CHARTER APPLICATION

    In connection with the formation of our Internet bank, we have filed an application with the Office of the Comptroller of Currency ("OCC") for a national bank charter. In addition, we have filed an application with the Board of Governors of the Federal Reserve System (the "FRB") to be registered as a bank holding company. There can be no assurance that the OCC will approve our application for a national bank charter for our Internet bank or that the FRB will approve our application to be registered as a bank holding company. These OCC and FRB approvals are required for us to operate our Internet bank as currently planned. Our inability to conduct certain of our operations through our planned Internet bank would limit certain of our proposed e-commerce products and service offerings.

    OUR ACTIVITIES AS A BANK HOLDING COMPANY AND THE ACTIVITIES OF THE BANK WILL BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

    If our application to be registered as a bank holding company is approved, we will be regulated by the FRB under the Bank Holding Company Act of 1956, as amended. We will be required to: (i) file annual and other reports and information with the FRB; (ii) submit to periodic regulatory examination by the FRB; (iii) receive FRB approval prior to engaging in certain acquisitions of control of other entities; and (iv) comply with FRB restrictions on non-banking activities.

     If our application for a national bank is approved, our Internet bank will be regulated by the OCC under the National Bank Act of 1864, as amended, and by the Federal

Deposit Insurance Corporation under the Federal Deposit Insurance Act of 1950, as amended. The bank will be required to: (i) submit annual and other reports and information to the OCC; (ii) receive OCC approval prior to establishing branches or conducting certain acquisitions or changes in control; (iii) submit to periodic OCC examination; (iv) comply with the provisions of the Community Reinvestment Act of 1977, as amended; and (v) comply with OCC regulations with respect to minimum capital requirements, restrictions on lending and payments of dividends and other provisions.

     We have not previously been required to comply with the statutes and regulations generally applicable to bank holding companies and national banks. Such statutes and regulations restrict the manner in which we could otherwise use our capital, including restrictions on the payment of dividends to stockholders. We may incur significant expenses in establishing any internal structures and systems that we deem necessary in order to comply with such statutes and regulations and, ultimately, we may not be able to comply with such statutes and regulations. In addition, government regulators may impose sanctions and additional requirements and restrictions on us. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

     OUR INTERNET BANK MAY ULTIMATELY BE UNSUCCESSFUL

     The formation and operation of our Internet bank will subject us to certain expenses and incremental costs that we do not currently incur. These expenses, together with the regulatory requirements generally applicable to banks and bank holding companies and the uncertainty of customer demand for on-line banking services, among other factors, may result in our inability to operate the bank profitably, which could have a material, adverse effect on our business, financial condition and results of operations.

     WE MAY BE ADVERSELY AFFECTED BY COMPETITION IN THE FINANCIAL SERVICES
MARKET

     The market for financial services is extremely competitive. This competition is based primarily on service fees, interest rates and other product terms. Although we believe that our technology and e-commerce strategy will enable us to compete successfully, there can be no assurance that this will be the case.

     We will compete against other Internet-based financial institutions, companies marketing financial products directly to small businesses, traditional "brick and mortar" financial institutions operating on a national, regional or local basis and equipment manufacturers and retailers providing direct financing for the products they sell. Because establishing a business on the Internet is relatively easy and there are few other barriers to entry for existing financial institutions, there are a substantial number of businesses which could compete directly with us by implementing a business strategy similar to ours. Any of these competitors may have greater capital and marketing resources, lower overhead structures, more experienced management, larger customer bases and longer operating histories than we do. Any such competition could affect our ability to attract and retain customers, could cause us to deem it necessary to discount interest rates or other product terms or incur additional expenses to acquire and retain customers and could otherwise have a material adverse effect on our business, financial condition and results of operations.

     WE MAY EXPERIENCE DELAYS IN INTRODUCING NEW PRODUCTS AND SERVICES

     We intend to offer a variety of banking products and services to our small business customers, including checking and savings accounts, loans, certificates of deposit and other traditional banking products and services. In the event that our development or introduction of these products and services is delayed or if we fail to recognize and respond to the new product or service demands of our customers, our customers may purchase these products and services from our competitors.

ITEM 2.  PROPERTIES

     Our corporate headquarters is located in 51,263 square feet of leased space at 600 Travis Street, Houston, Texas 77002. In addition, we lease office space for our regional offices in numerous locations throughout the United States and the United Kingdom. We believe that our current facilities are adequate for our existing needs and that suitable space will be available to satisfy future growth, as required.

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

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, SierraCities.com and our subsidiaries are parties to various claims, lawsuits and administrative proceedings arising in the ordinary course of business. Although we cannot predict the outcome of these lawsuits with certainty, we do not expect these matters to have a material adverse effect on our business, financial condition or results of operations.

     In January 2000, an action was brought against us entitled, United Capital Leasing Corp. v. First Sierra Financial, Inc., No. H-99-4483, in the United States District Court for the Southern District Court of Texas, Houston Division (the "Action"). We have been sued by United Capital Leasing Corporation ("United Capital") in the Action, which asserts claims of fraud, fraudulent inducement, negligent misrepresentations, breach of contract, breach of warranty, civil conspiracy and claims under the Texas Deceptive Trade Practices Act and the Racketeer Influenced Corrupt Organizations Act. United Capital's allegations arise from its purchase of an unspecified number of leases (as lessor) from the Republic Group, an entity acquired by us in 1998. The Action is at a preliminary stage. We first received notice of the Action, in January, 2000 and have not yet filed any response to the Complaint. No disclosure or discovery has taken place to date. United Capital has not specified the number or value of the leases about which it complains, so we can make no determination of whether the Action poses the risk of having a material adverse impact on our financial statements or operations. Moreover, the outcome of the Action cannot be predicted. Nevertheless, we intend to vigorously defend against the claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

     Our common stock began trading on the Nasdaq National Market on May 15, 1997 under the symbol "FSFH." As of April 19, 1999, we changed our trading symbol from "FSFH" to "BTOB" in recognition of our business-to-business e-commerce initiatives. On March 15, 2000, the approximate number of holders of record of our common stock was 3800. The following table sets forth the high and low sale prices of our common stock for the periods indicated, as reported by
Nasdaq:


                                                                 PRICE
                                                         ------------------------
                                                          HIGH             LOW
                                                         -------        ---------
1999
      Fourth Quarter ................................    $24 1/4        $10 5/8
      Third Quarter .................................     26              8 15/16
      Second Quarter ................................     30 1/8          8 7/8
      First Quarter .................................     12 3/8          8 1/8

1998
      Fourth Quarter ................................     13 1/8          5 3/4
      Third Quarter .................................     32 5/8          6 3/8
      Second Quarter ................................     31             23 3/4
      First Quarter .................................     27             16


                                 DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, provisions in certain of our credit facilities and the terms of our Series A preferred stock contain certain restrictions on the payment of dividends on our common stock. Holders of shares of Series A preferred stock are entitled to receive annual cash dividends of $1.86 per share, such dividends being cumulative and payable annually as declared by our Board of Directors. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of our financial condition, capital requirements, earnings and prospects, restrictions under our credit agreements, the rights of the holders of shares of our Series A preferred stock and any other factors that our Board of Directors may deem relevant.

                        SALES OF UNREGISTERED SECURITIES

     On October 1, 1998, we acquired all of the outstanding shares of capital stock of Titan Finance, Limited in exchange for $2,250,000 in cash and $2,250,000 in convertible subordinated promissory notes. The offering and issuance of the promissory notes was effected pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. The notes were converted into 112,500 shares of our common stock in May 1999 in accordance with their terms.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth certain of our historical consolidated financial data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes, included elsewhere in this report. The data has been derived from our audited consolidated financial statements.


                                                                         YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1999       1998        1997       1996       1995
                                                          --------   --------    --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
    Gain on sale of lease financing receivables
       through securitized transactions ...............   $    811   $ 16,291    $ 18,164   $  3,456   $  3,259
    Gains from direct sales of lease financing
       receivables ....................................     16,473     18,434      17,095      9,755      4,926
    Interest income ...................................     72,343     17,315       9,193      6,387      3,069
    Servicing income ..................................      7,455      5,112       3,095      1,053        323
    Other income ......................................      5,268      3,991       4,052      2,720        958
                                                          --------   --------    --------   --------   --------
         Total revenues (1) ...........................    102,350     61,143      51,599     23,371     12,535
                                                          --------   --------    --------   --------   --------
    Salaries and benefits .............................     23,313     29,509      15,554      6,799      2,235
    Interest expense ..................................     37,554      6,027       5,180      5,049      2,632
    Provision for credit losses on lease financing
       receivables and investment in trust
       certificates ...................................     11,756     10,364       2,101        605        392
    Depreciation and amortization .....................      5,505      3,752       1,525        469        179
    Other general and administrative ..................     19,211     14,173      11,595      6,254      4,998
    Research and development costs of acquired
       companies ......................................       --        2,550        --         --         --
    Merger and acquisition expenses ...................       --        1,742        --         --         --
    Relocation of operations center ...................       --        1,593        --         --         --
                                                          --------   --------    --------   --------   --------
         Total expenses ...............................     97,339     69,710      35,955     19,176     10,436
                                                          --------   --------    --------   --------   --------
    Income (loss) before provision (benefit) for
       income taxes ...................................      5,011     (8,567)     15,644      4,195      2,099
    Provision (benefit) for income taxes ..............      2,723     (2,665)      5,107        932        720
                                                          --------   --------    --------   --------   --------
    Net income (loss) .................................   $  2,288   $ (5,902)   $ 10,537   $  3,263   $  1,379
                                                          ========   ========    ========   ========   ========
    Earnings (loss) per common share, diluted (2) .....   $   0.13   $  (0.43)   $   1.03   $   0.41   $   0.17
                                                          ========   ========    ========   ========   ========
    Weighted average shares outstanding, diluted ......     17,338     13,725      10,185      7,923      8,074
                                                          ========   ========    ========   ========   ========

(1) Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Effective July 1, 1998, we made a strategic decision to alter the structure of our subsequent securitizations so as to retain the leases we acquire and originate on our balance sheet. In the fourth quarter of 1999, with our planned conversion to a national bank, we began to de-emphasize the origination channels that generate lower return on equity and reduce the amount of lower yielding assets on our balance sheet. We did this in order to utilize our capital more effectively and to reduce the amount of capital we would be required to carry related to these assets when we become a bank. In connection with this strategy, in December 1999, we sold approximately $76 million of lower yielding Private Label leases to a securitization facility utilizing an off balance sheet structure which provided us with 100% advance rates and did not require us to retain any residual interest.

     As a result, total revenues for 1995, 1996 and 1997 included securitized gain on sale for the entire year, total revenues for 1998 included securitized gain on sale only from January 1, 1998 through June 30, 1998, and total revenues for 1999 only included $0.8 million securitized gain on sale from securitizing certain lower yielding Private Label leases as described above.

(2) See Note 3 to our consolidated financial statements for a description of the computation of earnings (loss) per share.


                                                                                   DECEMBER 31,
                                                          --------------------------------------------------------------
                                                             1999         1998         1997         1996         1995
                                                          ----------   ----------   ----------   ----------   ----------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Assets:
     Lease financing receivables, net .................   $  871,948   $  337,162   $   27,675   $   62,769   $   67,945
     Cash and cash equivalents ........................       57,083        7,928       14,569        3,793        1,265
     Other receivables ................................        7,613       11,596        4,087         --           --
     Investment in trust certificates .................        9,808        7,288       12,512        9,534         --
     Marketable securities ............................        3,460        5,042        4,223         --           --
     Goodwill and other intangible assets, net ........       43,500       39,202       20,162        2,003          732
     Property and equipment, net ......................       11,723        9,909        5,801        3,615         --
     Other assets .....................................        8,627        6,923        3,929        2,040        1,367
     Current tax receivables ..........................          590        3,243         --           --           --
                                                          ----------   ----------   ----------   ----------   ----------
         Total assets .................................   $1,014,352   $  428,293   $   92,958   $   83,754   $   71,309
                                                          ==========   ==========   ==========   ==========   ==========

Liabilities and Stockholders' Equity:
     Nonrecourse debt .................................   $  766,095   $  276,511   $     --     $     --     $     --
     Other debt .......................................       27,425       23,026       14,937       53,153       56,166
     Subordinated notes payable .......................        1,000        3,250        6,000        9,000        9,000
     Other liabilities ................................       51,878       40,989       28,794       13,374        4,300
                                                          ----------   ----------   ----------   ----------   ----------
         Total liabilities ............................      846,398      343,776       49,731       75,527       69,466
                                                          ----------   ----------   ----------   ----------   ----------

     Redeemable preferred stock .......................           70          469        2,640        3,890         --
     Stockholders' equity .............................      167,884       84,048       40,587        4,337        1,843
                                                          ----------   ----------   ----------   ----------   ----------
         Total liabilities and stockholders' equity ...   $1,014,352   $  428,293   $   92,958   $   83,754   $   71,309
                                                          ==========   ==========   ==========   ==========   ==========

                                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                           ----------    ----------    ----------    ----------    ----------
                                                                                 (DOLLARS IN THOUSANDS)
OTHER DATA:
Lease financing receivables acquired and originated (1):
     Retail (2) -
         Average interest rate .........................        15.14%        16.60%        15.79%        16.09%         --
         Principal amount ..............................   $  566,238    $  347,913    $   98,229    $    7,526    $     --
     Other:
         Private Label -
             Average interest rate .....................         7.85%         7.53%         9.14%         9.45%         9.78%
             Principal amount ..........................   $  296,111    $  249,327    $  210,113    $  161,137    $   65,244
         Wholesale (2) -
             Average interest rate .....................        11.26%        12.47%        13.32%        14.07%         --
             Principal amount ..........................   $   57,713    $  106,215    $   74,781    $   10,543    $     --
         Captive Finance -
             Principal amount ..........................   $  153,238    $  164,290          --            --            --
                                                           ----------    ----------    ----------    ----------    ----------
     Total -
         Average interest rate .........................        12.28%        12.94%        11.66%        10.00%         9.78%
         Principal amount ..............................   $1,073,300    $  867,745    $  383,123    $  179,206    $   65,244
Total principal amount adjusted for pooling-of-
     interest method ...................................   $1,073,300    $  897,131    $  640,359    $  352,203    $  168,035
Total leases serviced (at period end) -
     Principal amount ..................................   $1,448,517    $  892,929    $  504,387    $  217,283    $   77,204
Electronic commerce network activity:
     Active customers (at period end) ..................       82,516        43,649        30,675        14,294         3,453
     Financing applications ............................       96,641        47,263        38,622        16,117         5,124

--------------------
(1) Lease financing receivables do not include leases originated by the entities we acquired and accounted for as poolings of interests prior to the acquisition date of such entities for all years presented. Lease financing receivables acquired or originated during 1997 do not include approximately $44.6 million of leases acquired in connection with our acquisition of Heritage Credit Services, Inc. Lease financing receivables acquired or originated during 1998 do not include approximately $17.9 million of leases acquired in connection with our acquisitions of three leasing companies located in the United Kingdom.

(2)  We established our Retail and Wholesale program in July 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     SierraCities.com is a leading provider of e-finance solutions for small businesses. Since our inception, our primary financing product has been equipment leases. We acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, telecommunications and diagnostic equipment as well as other specialized equipment for the health care, automotive, food and hospitality industries. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $20,000 for leases originated in 1997, $31,000 for leases originated in 1998, and $30,000 for leases originated in 1999. Because of their relatively small size, the leases we finance are commonly referred to in the finance industry as "small ticket leases."

     We fund the acquisition or origination of our leases from working capital or through our securitized warehouse facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to this date, we recorded a gain on sale of lease financing receivables when we included the receivables in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our subsequent securitization transactions so as to retain the leases we acquire and originate on our balance sheet and earn an interest margin on those assets over the life of the leases. This decision has not had a significant impact on our cash flow, but it has negatively affected our earnings per share in the period since the change. In the fourth quarter of 1999, with our planned conversion to a national bank, we began to de-emphasize the origination channels that generate lower return on equity and reduce the amount of lower yielding assets on our balance sheet. We did this in order to utilize our capital more effectively and to reduce the amount of capital we would be required to carry related to these assets when we become a bank. In connection with this strategy, in December 1999, we sold approximately $76 million of lower yielding Private Label leases to a securitization facility utilizing an off balance sheet structure which provided us with 100% advance rates and did not require us to retain any residual interest. We will continue in 2000 with this strategy to selectively reduce the amount of lower yielding assets on our balance sheet. We will continue to evaluate different structuring alternatives and will use the structure that provides us with the best execution.

     We began operations in June 1994 and initially developed a program to purchase leases from leasing companies that had the ability to originate significant lease volume and were willing and able to provide us with credit protection and perform some of the more labor-intensive servicing functions on an ongoing basis with respect to the leases sold to us. This program, referred to as our "Private Label" program, was designed to provide us with access to high volumes of leases eligible for the securitization market, while minimizing our risk of loss. We have experienced significant growth in our Private Label program since its inception. Under this program, we purchased $4.5 million of leases in 1994, $65.2 million of leases in 1995, $161.1 million of leases in 1996, $210.1 million of leases in 1997, $249.3 million of leases in 1998, and $296.1 million of leases in 1999.

     In 1996, as part of our growth strategy, we established our Retail and Wholesale programs through two strategic acquisitions and we expanded these programs through internal growth and additional acquisitions in 1997, 1998 and 1999. Through our Retail program we develop relationships with manufacturers, dealers and other vendors of equipment who refer their small business customers to us for equipment financing. Through our Wholesale program (which was discontinued in December 1999) we received volume from small ticket lease brokers who were unable or unwilling to provide the credit protection or perform the servicing functions required under our Private Label program. Under our Retail program, we funded $7.5 million of leases in 1996, $98.2 million of leases in 1997, $347.9 million of leases in 1998, and $566.2 million of leases in 1999. Under our Wholesale program, we funded $10.5 million of leases in 1996, $74.8 million of leases in 1997, $106.2 million of leases in 1998, and $57.7 million of leases in 1999.

     We established our Captive Finance program with our acquisition of Integrated Lease Management, Inc. in March 1998. Under our Captive Finance program, we funded $164.3 million of leases in 1998 and $153.2 million of leases in 1999, a majority of which we subsequently sold to third parties. As a result, substantially all of the revenue we generated under this program during 1998 and 1999 was from gains recognized from selling these leases rather than from yield income.

                              RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Revenues increased $41.3 million, or 67%, from $61.1 million for 1998 to $102.4 million for 1999, due to strong originations which generated higher interest income. The $41.3 million increase in revenues in 1999 was net of a $15.5 million decrease in gain on sale of lease financing receivables from 1998 as a result of our strategic decision to alter the structure of our securitization transactions, effective July 1, 1998, so as to retain the leases on our balance sheet. In connection with our strategy to convert to a national bank, in December 1999 we recognized $0.8 million of gain on sale from selling certain lower yielding Private Label leases to a securitization facility utilizing an off balance sheet structure that provides us with 100% advance rates and does not require any residual interest.

     Gains from direct sales of lease financing receivables decreased $1.9 million, or 11%, from $18.4 million for 1998 to $16.5 million for 1999. The decrease is related to a decrease in the volume of leases sold to third parties.

     Interest income increased $55.0 million, or 318%, from $17.3 million for 1998 to $72.3 million for 1999. The increase was primarily related to a 389% increase in our average balance of interest bearing assets outstanding during 1999 primarily as a result of our decision, effective July 1, 1998, to retain lease receivables on our balance sheet after securitization.

     Servicing income increased $2.4 million, or 46%, from $5.1 million for 1998 to $7.5 million for 1999. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from a 66% increase in the average balance of leases owned and serviced. The increase in servicing income was partially offset by the absence in the current year of servicing fees related to lease receivables securitized after July 1998. Effective July 1, 1998, we began retaining leases on our balance sheet after securitization. Servicing fees related to lease receivables securitized after such date were recorded as reduction of interest expense rather than servicing income.

     Other income increased $1.3 million, or 32%, from $4.0 million for 1998 to $5.3 million for 1999. The increase is primarily attributable to a higher level of documentation fees and other fees collected in connection with the origination and administration of the leases due to the overall expansion of our business.

     Salaries and benefits decreased $6.2 million, or 21%, from $29.5 million for 1998 to $23.3 million for 1999. Continued enhancements made to our e-commerce technology platform allowed us to increase efficiency and decrease salaries and benefits while handling a higher number of lease originations. Total lease originations increased 20% from 1998 to 1999 and lease originations for the Retail program increased 63% from 1998 to 1999. Average leases owned and serviced increased 66% from 1998 to 1999.

     Interest expense increased $31.6 million, or 523%, from $6.0 million for 1998 to $37.6 million for 1999. The increase is primarily related to a 603% increase in the average outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. The increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

     Provision for credit losses increased $1.4 million, or 13%, from $10.4 million for 1998 to $11.8 million for 1999. The increase is primarily due to an increase in lease receivables retained on our balance sheet during 1999, which resulted from our decision to retain leases on our balance sheet effective July 1, 1998. The provision for 1998 included a $6.0 million charge to write down the carrying value of our investment in trust certificates as a result of the widening of our spread over Treasuries paid to investors in securitization transactions from the time we initially securitized our leases in our securitized warehouse facilities to the time we permanently securitized our leases in December 1998. The widening of spreads was due to economic turmoil in Russia and Asia as well as other economic factors. This write-down affected only the lease receivables we securitized prior to July 1, 1998.

     Depreciation and amortization increased $1.7 million, or 47%, from $3.8 million for 1998 to $5.5 million for 1999. Such increase was primarily attributable to a 16% increase in goodwill and other intangible assets from 1998 to 1999, resulting from acquisitions during 1999. Additionally, we experienced a 39% increase in fixed assets from 1998 to 1999 as a result of our acquisitions of leasing companies during 1999 and the overall expansion of our business.

     Other general and administrative expenses increased $5.0 million, or 36%, from $14.2 million for 1998 to $19.2 million for 1999. The increase in general and administrative expenses primarily resulted from the general expansion of our business and included an increase in expenses related to office rental, communication and insurance.

     In April 1998, we acquired Nexsoft, Inc. of Denver, Colorado. Nexsoft, Inc. is a software development firm specializing in software for the equipment leasing industry. We accounted for this transaction using the purchase method of accounting. We allocated the purchase price to the net assets acquired and to purchased in-process research and development. Purchased in-process research and development includes the value of products in the development stage which were not considered to have reached technological feasibility. As a result, we expensed $2.6 million of acquisition costs during 1998.

     During 1998, we incurred approximately $1.7 million of merger and acquisition expenses in connection with the acquisitions and proposed acquisitions of companies accounting for or to be accounted for under the pooling-of-interests method. Approximately $0.6 million of this amount was incurred in connection with the terminated merger with the Oliver-Allen Corporation.

     During 1998, we incurred approximately $1.6 million of costs in connection with the relocation of our operations center from Jupiter, Florida to Houston, Texas.

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

     Gains from direct sales of lease financing receivables increased $1.3 million, or 8%, from $17.1 million for the year ended December 31, 1997 to $18.4 million for the year ended December 31, 1998. This increase directly resulted from an increase in the volume of leases brokered or discounted to third parties.

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

     Other income decreased $0.1 million, or 2%, from $4.1 million for the year ended December 31, 1997, to $4.0 million for the year ended December 31, 1998. Other income consists of miscellaneous income items and documentation and other fees we collect in connection with our origination and administration of leases. Although documentation and administration fees increased by $0.3 million in 1998 due to the overall expansion of our business, other miscellaneous income items decreased by $0.4 million in 1998.

     Salaries and benefits increased $13.9 million, or 89%, from $15.6 million for the year ended December 31, 1997 to $29.5 million for the year ended December 31, 1998. This increase was primarily related to a 154% increase in the number of people we employed from December 31, 1997 to December 31, 1998. The number of employees increased because of our acquisitions as well as the general expansion of our business. During the fourth quarter 1998, as part of our ongoing effort to increase the efficiency of our operations, we eliminated certain administrative positions and underperforming sales people thereby reducing our work force by 103 people, or 17%, from 597 people on September 30, 1998.

     Interest expense increased $0.8 million, or 16%, from $5.2 million for the year ended December 31, 1997 to $6.0 million for the year ended December 31, 1998. This increase primarily related to a 20% increase in outstanding borrowings as a result of our decision, effective July 1, 1998, to retain lease receivables and the related borrowings on our balance sheet after securitization. This increase was partially offset by the servicing fees and cash flows allocable to trust certificates that we received from lease receivables securitized after July 1, 1998. As we retain lease receivables on our balance sheet, the related servicing fees and cash flows allocable to the trust certificates are recorded as a reduction of interest expense.

     Provision for credit losses increased $8.3 million, or 393%, from $2.1 million for the year ended December 31, 1997 to $10.4 million for the year ended December 31, 1998. This increase was primarily due to a $6.0 million charge to write down the carrying value of our investment in trust certificates as a result of the widening of the spread over Treasuries paid to investors in securitization transactions from the time we initially securitized our leases in our securitized warehouse facilities to the time we permanently securitized our leases in December 1998. The widening of spreads was due to economic turmoil in Russia and Asia as well as other economic factors. In December 1998, we were successful in completing a public securitization in a difficult market. This write-down affects only the lease receivables we securitized prior to July 1, 1998. As for leases securitized after July 1, 1998, we no longer record an investment in trust certificates and gain on sale related to such securitization. The increase in provision for credit losses was also the result of an increase in lease receivables retained on our balance sheet during 1998, which also resulted from our decision to retain leases on balance sheet effective July 1, 1998.

     Depreciation and amortization increased $2.3 million, or 146%, from $1.5 million for the year ended December 31, 1997, to $3.8 million for the year ended December 31, 1998. This increase was primarily attributable to an 88% increase in goodwill and other intangible assets during 1998, due to our acquisition of five businesses from April 1998 through October 1998 which were recorded under the purchase method of accounting. A 71% increase in our fixed assets from December 1997 to December 1998 also contributed to the increase in depreciation and amortization.

     Other general and administrative expenses increased $2.6 million, or 22%, from $11.6 million for the year ended December 31, 1997 to $14.2 million for the year ended December 31, 1998. This increase resulted from the general expansion of our business and our 1998 acquisitions.

     In April 1998, we acquired Nexsoft, Inc. of Denver, Colorado. Nexsoft, Inc. is a software development firm specializing in software for the equipment leasing industry. We accounted for this transaction using the purchase method of accounting. We allocated the purchase price of the net assets acquired and to purchased in-process research and development. Purchased in-process research and development includes the value of products in the development stage that was not considered to have reached technological feasibility. As a result, we expensed $2.6 million of acquisition costs during the year ended December 31, 1998.

     During 1998, we incurred approximately $1.7 million of merger and acquisition expenses in connection with the acquisition or proposed acquisition of companies accounted for or to be accounted for under the pooling-of-interests method. Approximately $0.6 million of this amount was incurred in connection with the terminated merger with the Oliver-Allen Corporation.

     During 1998, we incurred approximately $1.6 million of costs in connection with the relocation of our operations center from Jupiter, Florida to Houston, Texas.

                         LIQUIDITY AND CAPITAL RESOURCES

     Our small business financing business is capital intensive and requires access to substantial short-term and long-term credit to fund the acquisition and origination of loans and equipment leases. Since inception, we have funded our operations primarily through borrowings under our securitized warehouse facilities, sales of our common stock and by including certain of our leases in public and private securitization transactions. We expect to continue to require access to large amounts of capital to maintain and expand our volume of loans and equipment leases and, depending upon market conditions, to complete acquisitions of additional equipment and loan finance businesses.

     We use capital to acquire and originate leases, pay interest expenses, repay obligations in connection with borrowings under our securitized warehouse facilities, and pay operating and administrative expenses, income taxes and capital additions. The structure of our funding programs and our securitized warehouse facilities and public securitization transactions enabled us to generate positive cashflow from operations during the previous three years.

     We use our securitized warehouse facilities to fund the acquisition and origination of loans and leases that satisfy the eligibility requirements established under each securitized warehouse facility. These securitized warehouse facilities provide us with advance rates that generally do not require us to utilize our capital during the period that loan and lease receivables are financed under such facilities. The liquidity provided under certain of our securitized warehouse facilities is generally interim in nature and we seek to refinance or resell the loan and lease receivables that were funded under these interim facilities through our public securitization program within three to twelve months.

     In April 1999, we filed a shelf registration statement with the Securities and Exchange Commission to register up to an additional $300 million of our debt and/or equity securities. In June 1999, we utilized the shelf registration to make an underwritten public equity offering of 4,000,000 shares of our common stock, from which we received cash proceeds of approximately $68.4 million, net of expenses. In July 1999, the underwriters of our offering exercised their over-allotment option and purchased an additional 600,000 shares of our common stock, from which we received cash proceeds of approximately $10.4 million, net of expenses. We used the net proceeds from the offering for general corporate purposes, including the funding of net asset originations and other working capital needs.

     We believe that our existing cash and investment balances, cash flow from our operations, net proceeds from future securitization transactions, amounts available under our securitized warehouse facilities and proceeds from our securities offerings will be sufficient to fund our operations for the foreseeable future.

SECURITIZED WAREHOUSE FACILITIES

     As of December 31, 1999, our six securitized warehouse facilities had an aggregate funding capacity of $871.0 million with $354.5 million available for use.

     Through June 30, 1998, our securitized warehouse facilities were structured such that transfers to those facilities were considered sales under generally accepted accounting principles. Effective July 1, 1998, concurrent with our strategic decision to retain our lease receivables on our balance sheet as long-term investments, we modified the structure of our securitized warehouse facilities such that advances under the facilities would be considered debt under generally accepted accounting principles. In the fourth quarter of 1999, with our planned conversion to a national bank, we began to de-emphasize the origination channels that generate lower return on equity and reduce the amount of lower yielding assets on our balance sheet. We did this in order to utilize our capital more effectively and to reduce the amount of capital we would be required to carry related to these assets when we become a bank. In connection with this strategy, in December 1999, we sold approximately $76 million of lower yielding Private Label leases to a securitization facility utilizing an off balance sheet structure which provided us with 100% advance rates and did not require us to retain any residual interest. We will continue in 2000 with this strategy to selectively reduce the amount of lower yielding assets on our balance sheet. We will continue to evaluate different structuring alternatives and will use the structure that provides us with the best execution. The cash flow available to us, which is generally based on the advance rates and discount rates set forth in the facility agreements, was generally unaffected by the modifications to the agreements.

PUBLIC SECURITIZATION TRANSACTIONS

     To date, the proceeds that we have received from our public securitization transactions have generally been sufficient to repay amounts we have borrowed under our securitized warehouse facilities, as well as related issuance expenses. We generally structure our securitization transactions to qualify as financings for income tax purposes. Therefore, no income tax is payable in the current period on the gain recognized. We anticipate that our future financings of loans and equipment leases will be principally through securitization transactions and, to a lesser extent, through portfolio sales and sales to third-party financing sources.

     As of December 31, 1999, we had completed six permanent public securitization transactions involving the issuance of $1.1 billion of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, the Series 1998-1 transaction in December 1998, the Series 1999-1 transaction in April 1999 and the Series 1999-2 transaction in September 1999.

     In connection with the Series 1996-1 and 1996-2 transactions, Class A certificates, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 Certificates were rated BBB and BB, respectively, by Duff & Phelps Credit Rating Co, and were sold on a non-recourse basis in the private market.

     In connection with the Series 1997-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc. and AAA by Duff & Phelps Credit Rating Co., were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and AA, respectively, by Duff & Phelps Credit Rating Co, and were sold on a non-recourse basis in the private market. The Class B-2 Note was enhanced through a letter of credit with Dresdner Bank AG, which resulted in the higher ratings. We retained a Class B-3 Note, which was rated B by Duff & Phelps Credit Rating Co., for future sale in the private market.

     In connection with the Series 1998-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co., and AAA by Fitch

IBCA, Inc. were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc. which we retained for future sale in the private market.

     In connection with the Series 1999-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co., and AAA by Fitch IBCA, Inc. were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., which we retained for future sale in the private market.

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

     We were able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1 and 1996-2 securitizations, approximately 96% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, and approximately 95% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1998-1, Series 1999-1 and 1999-2 securitizations.

SUBORDINATED NOTES

     In May 1997, we entered into a $5.0 million subordinated revolving credit facility with an affiliate. Due to availability of funds under other facilities, it was determined that this revolving credit facility was no longer needed and was terminated in 1999, based upon mutual agreement of all parties involved. Advances under this facility bore interest at 11% per annum.

     In connection with the acquisition of Heritage Credit Services, Inc. in May 1997, we issued a $1.0 million subordinated note payable to the former owner. Such note bears interest at 9% per annum, payable quarterly, with the outstanding principal amount due in May 2002.

     On October 1, 1998, we acquired all of the outstanding shares of capital stock of Titan Finance Limited, a company incorporated in England and Wales, in exchange for $2.3 million in cash and $2.3 million in convertible subordinated promissory notes. The notes were converted into 112,500 shares of our common stock in May 1999 in accordance with their terms. Prior to the conversion, the promissory notes bore interest at a rate of 6% per annum, payable semi-annually, with the outstanding principal amount due October 1, 2003.

INTEREST RATE MANAGEMENT ACTIVITIES

     The implicit yield to us on all of our leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time the leases are originated. When we acquire or originate leases, we base our pricing on the "spread" we expect to achieve between the implicit yield to us on each lease and the effective interest cost we will pay when we sell or refinance such lease through a public securitization transaction. Increases in interest rates between the time the leases are acquired or originated by us and the time they are sold or refinanced through a public securitization transaction could narrow or eliminate the spread, or result in a negative spread.

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

                                    YEAR 2000

     The "Year 2000 problem" exists because many computer programs, embedded systems and components were designed to refer to a year by the last two digits of the year, such as "99" for "1999." As a result, some of these systems may not properly recognize that the year that follows "1999" is "2000" and not "1900." If those problems are not corrected, the systems could fail or produce erroneous results. Our computer systems experienced no significant Year 2000 problems and no business interruptions were experienced related to the Year 2000 problem. If any of our significant customers or other counter-parties do not successfully and timely achieve Year 2000 compliance it could have a material effect on our business, results of operations, or financial condition.

     COSTS TO ADDRESS THE YEAR 2000 ISSUES

     We incurred costs approximating $300,000, exclusive of internal costs, during 1999 to complete our resolution of Year 2000 issues. We did not separately track internal Year 2000 costs that were largely salaries and benefits of our personnel working on the project and were not incremental costs. We did not incur any material costs to address Year 2000 issues during the year ended December 31, 1998.

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

     Our implicit yield on all of our leases is based on a fixed interest rate. We generally obtain initial funding for lease acquisitions and originations through borrowings under our securitized warehouse facilities and, from time to time, depending on market conditions, we include the lease receivables in a securitization transaction or portfolio sale. Because the securitized warehouse facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of December 31, 1999, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables that were not permanently securitized.

     The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of December 31, 1999 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

     12-month pre-tax earnings change from increase in benchmark Treasury by 50 basis points:

     (Dollars in thousands)


                  Decrease in pre-tax earnings from increase in interest expense ............    $1,622
                  Increase in pre-tax earnings from decrease in interest expense due
                     to the amortization of swap proceeds ...................................     1,160
                                                                                                 ------
                  Net decrease in pre-tax earnings ..........................................    $  462
                                                                                                 ======


CREDIT SPREAD RISK

     We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our securitized warehouse facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of December 31, 1999, an increase of 50 basis points in the credit spread would result in a $1.6 million decrease in our pre-tax earnings in the next 12 months, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

FOREIGN EXCHANGE RISK

     We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of December 31, 1999, our pound sterling denominated lease receivables totaled approximately $36.4 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $21.8 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of December 31, 1999, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $138,000 decrease in our pretax earnings in the next 12 months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the identity and business experience of our directors is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 under the caption "Election of Directors" and is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of our executive officers is set forth in Item 1 of this Report under the caption "Senior Officers."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" and is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Organization and Remuneration of Board of Directors" and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 under the caption "Securities Beneficially Owned by Principal Stockholders and Management" and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 under the caption "Certain Relationships and Related Transactions" and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) - 1    FINANCIAL STATEMENTS

                See Index to Financial Statements on Page F-1 of this report.

     (a) - 2    FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:


                                                                                             PAGE
                                                                                             ----
         Report of Independent Public Accountants on Financial Statement Schedule ....       F-34
         Financial Statement Schedule II - Valuation and Qualifying Accounts .........       F-35


     The supplemental schedules other than the one listed above are omitted as the required information is inapplicable or the required information is included in the consolidated financial statements or related notes.


     (a) - 3    EXHIBITS

  EXHIBIT NO.                                                DOCUMENT
  -----------                                                --------
     3.1             -    Restated Certificate of Incorporation of First Sierra, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31,
                          1998, Commission File No. 0-22525)
     3.2             -    Amended and Restated Bylaws of First Sierra (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 333-22629)
     4.1             -    Rights Agreement, dated December 30, 1998, between First Sierra and Harris Trust and
                          Savings Bank, as Rights Agent, together with the Form of Certificate of Designations of
                          Preferred Stock attached thereto as Exhibit A, the Form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Stock attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-A filed December 31, 1998)
     10.1            -    1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 No. 333-22629)*
     10.2            -    Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
                          Registrant's Form 10-K for the year ended December 31, 1998, Commission File No.
                          0-22525)*
     10.3            -    Reserved
     10.4            -    Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to
                          Amendment No. 2 to the Registrant's Registration Statement on Form S-1 No. 333-22629)
     10.5            -    Asset Purchase Agreement dated June 28, 1996 between First Sierra Financial, Inc.,
                          First Sierra Acquisition, Inc. and General Interlease Corporation and Eric Barash and
                          Daniel Dengate (incorporated by reference to Exhibit 10.4 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)
     10.6            -    Agreement and Plan of Reorganization dated October 15, 1996 among Valerie A. Hayes,
                          Corporate Capital Leasing Group, Inc., First Sierra Financial, Inc., and First Sierra
                          Pennsylvania, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)

     10.7            -    Asset Purchase Agreement, dated February 4, 1997, between Lease Pro, Inc., Charles E.
                          Lester and First Sierra Financial, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 No. 333-22629)
     10.8            -    First Amendment to Agreement and Plan of Reorganization dated February 27, 1997 among
                          Valerie A. Hayes, Corporate Capital Leasing Group, Inc., First Sierra Financial, Inc.
                          and First Sierra Pennsylvania, Inc. (incorporated by reference to Exhibit 10.7 to the
                          Registrant's Registration Statement on Form S-1 No. 333-22629)
     10.9            -    Agreement and Plan of Merger between Oren M. Hall, Charles E. Brazier, Greg E.
                          McIntosh, Brent M. Hall, Heritage Credit Services, Inc., First Sierra Financial, Inc.,
                          and First Sierra California, Inc., dated as of February 1, 1997 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 No.
                          333-22629)
     10.10           -    Form of Registration Rights Agreement between First Sierra Financial, Inc. and Oren M.
                          Hall (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
                          Statement on Form S-1 No. 333-22629)
     10.11           -    Employment Agreement between Thomas J. Depping and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)*
     10.12           -    Employment Agreement between Sandy B. Ho and First Sierra Financial, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December
                          31, 1998, Commission File No. 0-22525)*
     10.13           -    Employment Agreement between Robert H. Quinn, Jr. and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)
     10.14           -    Employment Agreement between Oren M. Hall and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registrant's
                          Registration Statement on Form S-1 No. 333-41833)*
     10.15           -    Employment Agreement between Michael A. Sabel and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1998)
     10.16           -    Agreement and Plan of Merger dated as of June 24, 1998 by and among First Sierra
                          Financial, Inc., Sierra Acquisition Corporation II, The Republic Group, Inc., James T.
                          Raeder and Mark G. McQuitty (incorporated by reference to Exhibit 2.1 to Registrant's
                          Form 8-K filed as of July 24, 1998)
     10.17           -    Employment Agreement between David L. Pederson and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1998, Commission File No. 0-22525)*
     10.18(+)        -    Employment Agreement between Fred Van Etten and First Sierra Financial, Inc. *
     10.19(+)        -    Employment Agreement between Roger Gebhart and First Sierra Financial, Inc. *
     21(+)           -    List of Subsidiaries of SierraCities.com Inc.
     23(+)           -    Consent of Arthur Andersen, LLP
     27(+)           -    Financial Data Schedule

--------------------

* Indicates management contract or compensatory plan or arrangement. (+) Filed herewith

     (b) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                               ----
Report of Independent Public Accountants .................................................................     F-2
Consolidated Balance Sheets, December 31, 1999 and 1998 ..................................................     F-3
Statements of Consolidated Operations for the Three Years Ended December 31, 1999 ........................     F-4
Statements of Consolidated Comprehensive Income (Loss) for the Three Years Ended December 31, 1999 .......     F-5
Statements of Consolidated Stockholders' Equity for the Three Years Ended December 31, 1999 ..............     F-6
Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1999 ........................     F-7
Notes to Consolidated Financial Statements ...............................................................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SierraCities.com Inc.:

     We have audited the accompanying consolidated balance sheets of SierraCities.com Inc. and subsidiaries (formerly First Sierra Financial, Inc.) as of December 31, 1999 and 1998, and the related statements of consolidated operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SierraCities.com Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.


/s/  ARTHUR ANDERSEN, LLP

Houston, Texas
February 17, 2000

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                     DECEMBER 31,
                                                                             --------------------------
                                                                                1999           1998
                                                                             -----------    -----------
Lease financing receivables, net .........................................   $   871,948    $   337,162
Cash and cash equivalents ................................................        57,083          7,928
Other receivables ........................................................         7,613         11,596
Investment in trust certificates .........................................         9,808          7,288
Marketable securities ....................................................         3,460          5,042
Goodwill and other intangible assets, net ................................        43,500         39,202
Property and equipment, net ..............................................        11,723          9,909
Other assets .............................................................         8,627          6,923
Current tax receivables ..................................................           590          3,243
                                                                             -----------    -----------
     Total assets ........................................................   $ 1,014,352    $   428,293
                                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Nonrecourse debt ......................................................   $   766,095    $   276,511
   Other debt ............................................................        27,425         23,026
   Subordinated notes payable ............................................         1,000          3,250
Other liabilities:
   Accounts payable and accrued liabilities ..............................        23,620         23,283
   Holdback reserves payable .............................................        27,883         16,682
   Income taxes payable ..................................................          --              523
   Deferred income taxes .................................................           375            501
                                                                             -----------    -----------

     Total liabilities ...................................................       846,398        343,776
                                                                             -----------    -----------

  Redeemable preferred stock .............................................            70            469

  Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized, 19,025,311
     shares and 14,223,915 shares issued and outstanding, respectively ...           190            142
   Additional paid-in capital ............................................       158,654         76,855
   Retained earnings .....................................................         9,147          6,859
   Accumulated other comprehensive income ................................          (107)           192
                                                                             -----------    -----------

     Total stockholders' equity ..........................................       167,884         84,048
                                                                             -----------    -----------

     Total liabilities and stockholders' equity ..........................   $ 1,014,352    $   428,293
                                                                             ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1999       1998        1997
                                                                                     --------   --------    --------
Gain on sale of lease financing receivables through securitization transactions ..   $    811   $ 16,291    $ 18,164
Gains from direct sales of lease financing receivables ...........................     16,473     18,434      17,095
Interest income ..................................................................     72,343     17,315       9,193
Servicing income .................................................................      7,455      5,112       3,095
Other income .....................................................................      5,268      3,991       4,052
                                                                                     --------   --------    --------
   Total revenues ................................................................    102,350     61,143      51,599
                                                                                     --------   --------    --------

Salaries and benefits ............................................................     23,313     29,509      15,554
Interest expense .................................................................     37,554      6,027       5,180
Provision for credit losses on lease financing receivables and investment
   in trust certificates .........................................................     11,756     10,364       2,101
Depreciation and amortization ....................................................      5,505      3,752       1,525
Other general and administrative .................................................     19,211     14,173      11,595
Research and development costs of acquired companies .............................       --        2,550        --
Merger and acquisition expenses ..................................................       --        1,742        --
Relocation of operations center ..................................................       --        1,593        --
                                                                                     --------   --------    --------
   Total expenses ................................................................     97,339     69,710      35,955
                                                                                     --------   --------    --------

Income (loss) before provision (benefit) for income taxes ........................      5,011     (8,567)     15,644
Provision (benefit) for income taxes .............................................      2,723     (2,665)      5,107
                                                                                     --------   --------    --------
Net income (loss) ................................................................   $  2,288   $ (5,902)   $ 10,537
                                                                                     ========   ========    ========
Earnings (loss) per common share, basic ..........................................   $   0.14   $  (0.43)   $   1.11
                                                                                     ========   ========    ========
Earnings (loss) per common share, diluted ........................................   $   0.13   $  (0.43)   $   1.03
                                                                                     ========   ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                                   YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 1999       1998       1997
                                                               -------    -------    -------
Net income (loss) ..........................................   $ 2,288    $(5,902)   $10,537
Other comprehensive income
   Foreign currency translation adjustment, net of tax .....      (299)       192       --
                                                               -------    -------    -------
Comprehensive income (loss) ................................   $ 1,989    $(5,710)   $10,537
                                                               =======    =======    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                              COMMON STOCK                                   ACCUMULATED
                                        -----------------------   ADDITIONAL                   OTHER          TOTAL
                                           NUMBER                  PAID-IN      RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                         OF SHARES     AMOUNT      CAPITAL      EARNINGS       INCOME         EQUITY
                                        ----------   ----------   ----------   ----------   -------------  -------------
BALANCE, DECEMBER 31, 1996 ..........    7,461,799   $       74   $      802   $    3,461    $     --       $    4,337
  Net income ........................         --           --           --         10,537          --           10,537
  Issuance of common stock for:
     Initial public offering ........    2,300,000           23       16,183         --            --           16,206
     Business acquisitions ..........      871,781            9        8,373         --            --            8,382
     Exchange for warrants ..........      198,352            2         --           --            --                2
     Exchange for preferred stock ...      238,989            2        2,185         --            --            2,187
  Distribution to stockholders
     (Note 4) .......................         --           --           --           (944)         --             (944)
  Preferred stock dividends .........         --           --           --           (120)         --             (120)
                                        ----------   ----------   ----------   ----------    ----------     ----------
BALANCE, DECEMBER 31, 1997 ..........   11,070,921          110       27,543       12,934          --           40,587
  Net loss ..........................         --           --           --         (5,902)         --           (5,902)
  Issuance of common stock for:
     Public offering, net ...........    2,567,084           26       39,644         --            --           39,670
     Exchange for preferred stock ...      255,123            3        2,168         --            --            2,171
     Business acquisitions ..........      293,949            3        7,205          148          --            7,356
     Stock options exercised ........       36,838         --            295         --            --              295
  Distribution to stockholders
   (Note 4) .........................         --           --           --           (255)         --             (255)
  Preferred stock dividends .........         --           --           --            (66)         --              (66)
  Foreign currency translation
   adjustment .......................         --           --           --           --             192            192
                                        ----------   ----------   ----------   ----------    ----------     ----------
BALANCE, DECEMBER 31, 1998 ..........   14,223,915          142       76,855        6,859           192         84,048
  Net income ........................         --           --           --          2,288          --            2,288
  Issuance of common stock for:
     Public offering, net ...........    4,600,000           46       78,707         --            --           78,753
     Exchange for preferred stock ...       48,856            1          398         --            --              399
     Additional equity issued related
         to a business combination ..       26,660         --            326         --            --              326
     Conversion of convertible
         promissory note ............      112,500            1        2,249         --            --            2,250
     Stock options exercised ........       13,380         --            119         --            --              119
  Foreign currency translation
    adjustment ......................         --           --           --           --            (299)          (299)
                                        ----------   ----------   ----------   ----------    ----------     ----------
BALANCE, DECEMBER 31, 1999 ..........   19,025,311   $      190   $  158,654   $    9,147    $     (107)    $  167,884
                                        ==========   ==========   ==========   ==========    ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                       1999         1998          1997
                                                                                     ---------    ---------    ---------
Cash Flows from Operations:
   Net income (loss) .............................................................   $   2,288    $  (5,902)   $  10,537
   Reconciliation of net income (loss) to cash provided by operations:
     Depreciation and amortization ...............................................       5,505        3,752        1,525
     Provision for credit losses on lease financing receivables and
         investment  in trust certificates .......................................      11,756       10,364        2,101
     Gain on sale of lease financing receivables .................................     (17,284)     (34,725)     (35,259)
     Funding of lease financing receivables, held for sale .......................    (265,575)    (422,495)    (398,833)
     Research and development costs of acquired companies ........................        --          2,550         --
     Merger and acquisition expenses .............................................        --          1,742         --
     Principal payments received on lease financing receivables, held for sale ...      15,598        7,624       55,944
     Proceeds from sales of lease financing receivables, net of trust certificates
         and marketable securities retained, if any ..............................     240,434      446,496      442,707
     Repayments of securitized warehouse facilities, net of proceeds, for
         leases held for sale ....................................................        --         (6,118)     (83,775)
     Deferred income taxes .......................................................         968       (2,194)       3,923
     Accumulated translation adjustments .........................................        (299)         192         --
     Changes in assets and liabilities, net of effects from acquisitions:
         Decrease (increase) in other receivables ................................       3,986       (7,509)        --
         Increase in other assets ................................................      (1,820)      (1,006)        (519)
         Increase in accounts payable and accrued liabilities ....................         282        8,809        2,188
         Increase in holdback reserve payable ....................................      10,857        5,348        6,283
         Increase (decrease) in income taxes .....................................       1,517       (5,616)       1,176
                                                                                     ---------    ---------    ---------
                  Net Cash Provided by Operations ................................       8,213        1,312        7,998
                                                                                     ---------    ---------    ---------
Cash Flows from Investing Activities:
     Funding of lease financing receivables, net of repayments,
         held for investment .....................................................    (616,973)    (295,206)        --
     Proceeds from sale of lease financing receivables, held for investment ......     159,459         --           --
     Expenditures for property and equipment .....................................      (4,891)      (5,292)      (3,712)
     Expenditures for acquisitions, including acquisition costs, less cash
         acquired ................................................................     (69,507)     (20,926)      (4,535)
     Available-for-sale securities, net ..........................................        --           --           (239)
                                                                                     ---------    ---------    ---------
                  Net Cash Used in Investing Activities ..........................    (531,912)    (321,424)      (8,486)
                                                                                     ---------    ---------    ---------
Cash Flows from Financing Activities:
     Proceeds from securitized warehouse facilities, net of repayments ...........     493,983      276,511         --
     Repayment of subordinated notes payable, net of issuances ...................        --         (2,750)      (9,000)
     Advances under subordinated revolving credit facility .......................        --           --          5,000
     Proceeds from issuance of common stock, net and exercise of stock
         options and convertible warrants ........................................      78,871       39,965       16,208
     Distributions to stockholders ...............................................        --           (255)        (944)
                                                                                     ---------    ---------    ---------
                  Net Cash Provided by Financing Activities ......................     572,854      313,471       11,264
Net Increase (Decrease) in Cash and Cash Equivalents .............................      49,155       (6,641)      10,776
Cash and Cash Equivalents at January 1, ..........................................       7,928       14,569        3,793
                                                                                     ---------    ---------    ---------
Cash and Cash Equivalents at December 31, ........................................   $  57,083    $   7,928    $  14,569
                                                                                     =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY

     Organization

     SierraCities.com Inc. ("SierraCities.com"), formerly First Sierra Financial, Inc., is a leading provider of e-finance solutions for small businesses. Through our Internet-based technology platform, we offer on-line end-to-end business financing fulfillment solutions for specific equipment purchases and for general corporate purposes. We were formed in June 1994 to acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, telecommunications and diagnostic equipment as well as other specialized equipment for the healthcare, automotive, food and hospitality industries. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $20,000 for leases originated in 1997, $31,000 for leases originated in 1998 and $30,000 for leases originated in 1999. We fund the acquisition or origination of our leases from working capital or through our securitized warehouse facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to such date, we recorded a gain on sale of lease financing receivables when the receivables were included in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our future securitization transactions so as to retain leases we acquired and originated on our balance sheet as long-term investments rather than selling such leases through securitization transactions. As discussed further in Note 8, we also modified the structure of our securitized warehouse facilities such that they would be considered debt under generally accepted accounting principles. The primary effect from this move to emphasize portfolio lending is a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables. In the fourth quarter of 1999, with our planned conversion to a national bank, we began to de-emphasize the origination channels that generate lower return on equity and to reduce the amount of lower yielding assets on our balance sheet. We did this in order to utilize our capital more effectively and to reduce the amount of capital we would be required to carry related to these assets when we become a bank. In connection with this strategy, in December 1999, we modified a securitization facility which was set up for certain lower yielding Private Label assets to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. The cash flows available to us, which are generally based on the advance rates and discount rates set forth in the agreements, were unaffected by these modifications.

     We acquire and originate leases primarily through our Private Label, Retail, Wholesale and Captive Finance programs. Under the Private Label program, we are provided protection from credit losses on defaulted leases through a first lien security interest in the underlying equipment, recourse to the source of the lease (the "Source"), which is generally supported by holdback reserves withheld from amounts paid to the Source upon purchase of the lease, or a combination of the above. Leases acquired through the Retail, Wholesale and Captive Finance programs are originated through relationships with lease brokers, equipment vendors and individual lessees. In addition, we have in the past generated, and may in the future generate, income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium.

     Since inception, our collection, customer service and underwriting staff had been located in our Jupiter, Florida office. In order to consolidate our operations and maximize administrative efficiencies, we relocated our operations center from Jupiter, Florida to our headquarters in Houston, Texas. The relocation commenced in late 1997 and was completed in the first half of 1998. During 1998, we incurred approximately $1.6 million of pre-tax expenses related to the relocation, or $0.08 per diluted share.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain reclassifications have been made in the 1997 and 1998 consolidated financial statements to conform with the 1999 presentation.

     Basis of Presentation

     The consolidated financial statements include the accounts of SierraCities.com and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to practices within the equipment leasing industry.

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

     Lease Financing Receivables

     We record the sum of the future minimum lease payments, estimated unguaranteed residual value and initial direct costs as the gross investment in the lease. The difference between gross investment in the lease and the cost of the lease is defined as "unearned income." Unearned income and initial direct costs incurred in connection with the acquisition or origination of the lease are amortized over the related lease term using the interest method. Amortization of unearned income is suspended if, in the opinion of management, full payment of the contractual amount due under the lease agreement is doubtful, typically upon a payment becoming 90 days past due, unless such payment is guaranteed pursuant to recourse or holdback provisions of the lease acquisition agreements.

     In conjunction with the acquisition and origination of leases, we may retain a residual interest in the underlying equipment upon termination of the lease. The value of such interests is estimated at inception of the lease and evaluated periodically for impairment.

     Gain on Sale of Lease Financing Receivables

     On January 1, 1997, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under SFAS No. 125, we recognize the financial and servicing assets we control and the liabilities we have incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. Additionally, SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on relative fair values at the date of transfer.

     Gain on sale of leases sold through securitization transactions is recorded as the difference between the proceeds received from the sale of senior and subordinated securities, net of related issuance expenses, and the cost basis of the leases allocated to the securities sold. The cost basis of the lease is allocated to the senior and subordinated securities, the trust certificate (as defined herein) and the servicing asset on a relative fair value basis on the date of sale. The fair value of the senior and subordinated securities which have been sold is based on the price at which such securities are sold through public issuances and private placement transactions, while the fair market value of the trust certificate, the

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


subordinated securities which have been retained and the servicing asset is based on our estimate of our fair value using a discounted cash flow approach.

     Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for our ongoing recourse obligations, if any. At December 31, 1999, we believe that we do not have any material recourse obligations related to receivables sold through portfolio sales.

     Marketable Securities

     We consider rated subordinated securities retained in securitization transactions as trading securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected currently in earnings. During the years ended December 31, 1999, 1998, and 1997, we recognized unrealized gains of $0, $0, and $183,000, respectively, representing estimated appreciation in subordinated securities held.

     Exposure to Credit Losses

     Management evaluates the collectibility of leases acquired or originated based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. For leases and loans that are securitized using the criteria for sales of lease financing receivables under generally accepted accounting principles, we provided an allowance for credit losses for loans and leases that were considered impaired during the period from the funding of the loans and leases through the date such loans and leases were sold through our securitization program. When the securitization took place, we reduced the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on leases sold were taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any. For loans and leases that we retain on our balance sheet, we provide an allowance for credit losses for retained leases which we consider impaired based on management's assessment of the risks inherent in the lease receivables. Management monitors the allowance on an ongoing basis based on our current assessment of the risks and losses identified in the portfolio.

     Our allowance for credit losses on lease receivables and our valuation of the Trust Certificates retained in our securitization transactions are based on management's current assessment of the risks inherent in our lease receivables from national and regional economic conditions, industry conditions, concentrations, financial conditions of the obligors, historical experience of certain origination channels and other factors. These estimates are reviewed periodically and as additional provisions or write-downs become necessary, they are reported as a reduction of earnings in the period in which they become known.

     In assessing our exposure to credit losses, management generally segregates the leases acquired under our Private Label program from those acquired or originated under our Retail and Wholesale programs due to the differing levels of credit protection available to us under the various lease funding programs.

     Income Taxes

     We are subject to both U.S. and foreign income taxes. We account for income taxes based upon SFAS No. 109 "Accounting for Income Taxes" which requires recognization of deferred income tax liabilities and assets for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Goodwill and Other Intangible Assets

     Goodwill and other intangible assets, net totaling $43.5 million and $39.2 million at December 31, 1999 and 1998, respectively. Goodwill represents the cost in excess of fair value of the net assets of companies acquired (see Note
4) and is amortized using the straight-line method over 20 years. The carrying amount of unamortized goodwill is reviewed for potential impairment loss when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. Other intangible assets consist of amounts paid for noncompete agreements, which are amortized using the straight-line method over the term of the agreement. Amortization of goodwill and other intangibles amounted to $2.4 million for 1999, $1.7 million for 1998, and $0.7 million for 1997. At December 31, 1999 and 1998, accumulated amortization of goodwill and other intangible assets was $4.9 million and $2.5 million, respectively.

     Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation. Such assets are depreciated using the straight-line method over the estimated useful lives of the respective assets, with leasehold improvements depreciated over the term of the associated leases.

     Cash and Cash Equivalents

     We consider all significant investments which mature within three months of the date of purchase to be cash equivalents.

     Interest Rate Management Activities

     Leases acquired and originated by us require payments to be made by the lessee at fixed rates for specified terms. The rates we charge are based on interest rates prevailing in the market at the time of lease approval. We generally obtain funding for lease acquisitions and originations through borrowings from our securitized warehouse facilities or sales to our securitized funding facilities. Since the securitized warehouse facilities bear interest at floating rates, we are exposed to risk of loss from adverse interest rate movements during the period from the date of borrowing through the date the underlying leases are securitized or otherwise sold. We seek to minimize our exposure to adverse interest rate movements during this period through entering into amortizing interest rate swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. Settlements with counterparties are accrued at period-end and either an increase or a decrease in interest expense is reported in the consolidated statement of operations. The terms of the securitized warehouse facilities require the trust to enter into amortizing swap transactions with notional principal amounts of at least 90% of the aggregate principal amount of the senior certificates issued by the trust.

     Earnings Per Share

     Earnings per share are presented for all periods in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock.

     Comprehensive Income

     In January 1998, we adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


stockholders' equity. At December 31, 1999 and 1998, the only component of comprehensive income other than net income was foreign currency translation adjustments that commenced with the acquisition of our first foreign subsidiary in July 1998 (see Note 4).

     Foreign Currency Translation

     The financial statements of our foreign subsidiaries were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average exchange rate for the period for the statement of operations. Balance sheet translation adjustments, net of related deferred taxes, are reflected as other comprehensive income (loss) in the stockholders' equity section of our consolidated balance sheet and, accordingly, have no impact on net income or loss.

     Stock Compensation Plan

     We account for stock option grants to employees using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under our stock option plan, the price of the stock on the grant date is equal to the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recognized.

     In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock Based Compensation," which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for stock based compensation under APB 25. We have elected, as permitted under SFAS No. 123, to continue to follow the intrinsic value based method of accounting for stock options consistent with APB 25 and to provide the pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied (see Note 12).

     Recent Accounting Pronouncement

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management has not quantified the effect that SFAS No. 133 will have on our financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amends the effective date of SFAS No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 as of January 1, 2001 and are currently evaluating the impact of such adoption on our consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.   EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in the computation of basic and diluted earnings (loss) per share is as follows (dollars in thousands, except per share amounts):


                                                            1999           1998            1997
                                                        ------------   ------------    ------------
Earnings (loss) per common share, basic:
   Net income (loss) ................................   $      2,288   $     (5,902)   $     10,537
   Preferred stock dividends ........................           --               66             120
                                                        ------------   ------------    ------------
   Net income (loss) available to common stockholders   $      2,288   $     (5,968)   $     10,417
                                                        ============   ============    ============
   Weighted average shares outstanding ..............     16,714,983     13,724,695       9,427,042
                                                        ============   ============    ============
   Earnings (loss) per common share, basic ..........   $       0.14   $      (0.43)   $       1.11
                                                        ============   ============    ============
   Earnings (loss) per common share, diluted:
     Net income (loss) ..............................   $      2,288   $     (5,968)   $     10,537
                                                        ============   ============    ============
     Weighted average shares outstanding ............     16,714,983     13,724,695       9,427,042
     Dilutive securities:
        Options .....................................        569,291           --           249,943
        Warrants ....................................           --             --            78,452
        Redeemable preferred stock ..................         53,598           --           429,418
                                                        ------------   ------------    ------------
     Weighted average shares outstanding, diluted ...     17,337,872     13,724,695      10,184,855
                                                        ============   ============    ============
     Earnings (loss) per common share, diluted ......   $       0.13   $      (0.43)   $       1.03
                                                        ============   ============    ============


     The computation of diluted earnings per share for the year ended December 31, 1999 excludes options to purchase approximately 680,000 shares of common stock at an exercise price of $11.25 per share that were outstanding during the first three months of 1999 and excludes options to purchase approximately 335,000 shares of common stock that have exercise prices ranging from $18.375 to $24.00 per share that were outstanding during 1999, because such options were anti-dilutive.

     In periods where there exist a net loss rather than income available to common stockholders, potentially dilutive securities are antidilutive and, therefore, should not be considered. Accordingly, there is no difference between basic and diluted loss per share for the year ended December 31, 1998.

4.   ACQUISITIONS

     1999 Acquisitions

     During 1999, we completed two acquisitions. Both were recorded under the purchase method of accounting, and accordingly, the results of operations of each acquired entity have been included in the accompanying consolidated financial statements from the date such entity was acquired. The purchase price of each acquisition was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. Such allocations resulted in goodwill of approximately $5.2 million, which is being amortized on a straight-line basis over 20 years.

     In June 1999, we acquired the small ticket leasing division of Fifth Third Leasing Company, a subsidiary of Fifth Third Bank, for $12.3 million in cash.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In December 1999, we acquired Capital Alliance Financial Services, located in Chicago, Illinois, which specializes in the leasing of specialty vehicles, such as hearses, limousines and shuttle buses, for approximately $57.1 million in cash.

     1998 Acquisitions

     During 1998, we completed eleven acquisitions. Five of these acquisitions were recorded under the purchase method of accounting, and accordingly, the results of operations of each of these five acquired entities have been included in the accompanying consolidated financial statements from the date each such entity was acquired. The purchase price of each acquisition was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. Such allocations resulted in goodwill of approximately $19.8 million, which is being amortized on a straight-line basis over 20 years. The aggregate consideration in 1998 for acquisitions accounted for as purchases consisted of approximately $15.8 million in cash, a $2.3 million subordinated note payable and 293,949 shares of our common stock valued at approximately $6.5 million. Following is a brief description of each purchase method acquisition completed in 1998:

     In April 1998, we acquired OMNI Leasing, Inc., located in Hatfield, Pennsylvania which is active in the arbor, automotive, landscaping, sanitation, and trucking industries in the greater Pennsylvania area.

     We also acquired Nexsoft, Inc. ("Nexsoft") of Denver, Colorado in April 1998. Nexsoft is a software development firm specializing in software for the equipment leasing industry. In connection with the acquisition of Nexsoft, the purchase price was allocated to the net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. Accordingly, $2.6 million of the acquisition cost was expensed during 1998.

     In July 1998, we acquired Suffolk Street Group, PLC of Devon, England, which provided us with entry into the European leasing market.

     In August 1998, we acquired Booker Montague Leasing Limited, located in Manchester, England, which specializes in the leasing of computers, telecommunications systems and other office equipment.

     In October 1998, we acquired Titan Finance Limited of Kent, England, which specializes in leasing computer hardware and software and other information technology equipment.

     The six remaining 1998 acquisitions were accounted for under the pooling-of-interest method. The consolidated financial statements for 1998 and 1997 were restated to include the affects of all material acquisitions accounted for under the pooling-of-interest method. The merger and acquisition expenses incurred in 1998 represent costs incurred in connection with the acquisition or proposed acquisition of companies accounted for or to be accounted for under the pooling-of-interest method. Approximately $0.6 million of this amount was incurred in connection with the terminated merger with the Oliver-Allen Corporation. Distributions to stockholders reflected on the Statement of Consolidated Stockholders' Equity represent distributions to stockholders of the pooled companies for taxes due.

     Acquisitions that have been accounted for as poolings of interests include Independent Capital Corporation ("ICC"), Integrated Lease Management, Inc. ("ILM"), The Republic Group, Inc. ("Republic"), Vendor Leasing, Inc. ("Vendor Leasing"), TFS, Inc. dba The Money Source ("TFS") and 21st Century Credit Leasing Services, Inc. ("21st Century"). Following is a brief description of each acquisition accounted for under the pooling-of-interest method:

     In March 1998, we completed our merger with ICC. ICC focuses on the small ticket broker market in the northeastern region of the United States and has offices in Bridgewater and Rutherford, New Jersey. Consideration consisted of 272,727 shares of our common stock.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In March 1998, we completed our merger with ILM. ILM is based in San Jose, California and specializes in independent lease origination and consulting services in the technology marketplace. Consideration consisted of 313,722 shares of our common stock.

     In April 1998, we completed our merger with Vendor Leasing. Vendor Leasing is located in Roswell, Georgia and provides us with greater penetration in the eastern United States. Consideration consisted of 18,954 shares of our common stock.

     In June 1998, we completed our merger with TFS, a Redmond, Washington-based small ticket equipment leasing company. Consideration consisted of 53,707 shares of our common stock.

     Also in June 1998, we completed our merger with 21st Century. 21st Century is located in Naples, Florida and is operating as a satellite office of our Ft. Lauderdale office. Consideration consisted of 6,060 shares of our common stock.

     In July 1998, we completed our merger with Republic, an Anaheim, California-based private company that originates leases of equipment for small businesses in a broad range of industries. Republic has a specialization in small business-direct telemarketing and has a well-developed sales recruiting and training program. Consideration for the transaction consisted of the issuance of approximately 1.1 million shares of our common stock.

     The separate results of SierraCities.com and each of the merged companies through the date that the combinations were consummated are set forth in the following table (in thousands):


                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                    1998        1997
                                  --------    --------
Revenues
   SierraCities.com ...........   $ 53,216    $ 34,457
   ICC ........................        664       3,484
   ILM ........................        899       3,182
   TFS ........................       --           829
   Republic ...................      6,364       9,647
                                  --------    --------
       Restated revenues ......   $ 61,143    $ 51,599
                                  ========    ========

  Net income (loss)
   SierraCities.com ...........   $ (6,195)   $  7,655
   ICC ........................        176         931
   ILM ........................        106         (12)
   TFS ........................       --             1
   Republic ...................         11       1,962
                                  --------    --------
     Restated net income (loss)   $ (5,902)   $ 10,537
                                  ========    ========


     Pro-forma results for acquisitions are not presented for 1999 and 1998 due to the acquisitions not being material.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.   ALLOWANCE FOR CREDIT LOSSES

     In assessing our exposure to credit losses, management generally segregates the leases acquired under our Private Label program from those acquired or originated under our Retail and Wholesale programs due to the differing levels of credit protection available to us under the various lease funding programs. The following table sets forth the allowance for credit losses for our Private Label program and our Retail and Wholesale programs for the years ended December 31, 1999 and 1998:


                                                                              PRIVATE      RETAIL/
                                                                               LABEL      WHOLESALE   TOTAL (2)
                                                                              --------    ---------   ---------
Balance at December 31, 1997 ..............................................   $     36    $    945    $    981

   Provision for credit losses ............................................        117       4,247       4,364
   Charge-offs, net of recoveries, on leases acquired or originated .......        (29)       (452)       (481)
   Reduction of allowance for leases sold (1) .............................        (41)     (1,590)     (1,631)
   Allowance related to leases acquired through business combinations .....       --         1,130       1,130
   Recoveries, net of charge-offs, on leases acquired through business
     combinations .........................................................       --           400         400
                                                                              --------    --------    --------
Balance at December 31, 1998 ..............................................         83       4,680       4,763
   Provision for credit losses ............................................        327      11,429      11,756
   Charge-offs, net of recoveries, on leases acquired or originated .......        (25)     (5,373)     (5,398)
   Reduction of allowance for leases sold (1) .............................       --        (2,155)     (2,155)
   Allowance related to leases acquired through business combinations .....       --         1,505       1,505
   Charge-offs, net of recoveries, on leases acquired through business
     combinations .........................................................       --          (350)       (350)
                                                                              --------    --------    --------
Balance at December 31, 1999 ..............................................   $    385    $  9,736    $ 10,121
                                                                              ========    ========    ========

------------------

(1) In connection with the sales of leases, we reduce the allowance for credit losses for any provision previously recorded for such leases, since once the leases are sold we retain no risk of loss related to the leases sold.

(2) We began our Captive Finance program in March 1998 through the acquisition of ILM. During 1998 and 1999, leases originated through our Captive Finance program were approximately $164 million and $153 million, respectively, all of which were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to us. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following table sets forth certain information regarding our allowance for credit losses for leases originated under our Private Label program and our Retail and Wholesale programs:


                                                                         AS OF DECEMBER 31, 1999
                                                                  ------------------------------------
                                                                    PRIVATE       RETAIL/
                                                                    LABEL(1)    WHOLESALE(4)    TOTAL
                                                                  -----------   ------------  --------
Lease financing receivables, net ..............................   $   326,330    $529,013     $855,343(2)(3)
Allowance for credit losses ...................................           385       9,736       10,121
Allowance as a percentage of lease financing
   receivables, net ...........................................          0.12%       1.84%        1.18%

Credit protection available for leases outstanding under the Private Label program:

   Ratio of recourse to Private Label Source to lease financing receivables outstanding under the Private Label
     program (1) ..............................................         11.40%
   Ratio of holdback reserves outstanding to total leases
     outstanding under the Private Label program (1) ..........          4.30%

--------------

(1) Under the Private Label program, we seek to minimize our losses through a security interest in the equipment and leases funded, recourse to the Private Label Source which is generally collateralized by holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to us, management takes into consideration the ability of the Private Label Source to honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value.

(2) Does not reflect the reduction of allowance for credit losses provided for the underlying lease financing receivables.

(3) Excludes lease financing receivables outstanding under the Captive Finance program. As of December 31, 1999, lease financing receivables outstanding under the Captive Finance program were $26,726,000. We began our Captive Finance program in March 1998 through the acquisition of ILM. Leases originated through our Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to us. Therefore no allowance for credit losses was provided for leases originated under the Captive Finance program.

(4) Management analyzes the collectibility of leases acquired or originated pursuant to its Retail and Wholesale programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. While we own the underlying equipment, we do not have any recourse or holdback reserves with respect to any leases acquired or originated pursuant to our Retail and Wholesale programs.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. Effective July 1, 1998, we altered the structure of our securitization transactions so as to retain leases on our balance sheet. Due to this change, the allowance for credit losses information as of December 31, 1998 is not comparable to the information as of December 31, 1999. As of

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


December 31, 1998, the allowance as a percentage of lease financing receivables, net was 0.06% for Private Label, 2.30% for Retail/Wholesale and 1.40% in total. The ratio of recourse to the Private Label Source to lease financing receivables outstanding under the Private Label program was 11.01% at December 31, 1998. The ratio of holdback reserves outstanding to total leases outstanding under the Private Label program was 3.50% at December 31, 1998.

The following table sets forth our charge-off experience with respect to leases in our portfolio:


                                                                               FOR THE  YEAR ENDED
                                                                                DECEMBER 31, 1999
                                                                               -------------------
Average balance of leases outstanding during the period ...................         $648,551
                                                                                    ========
Net losses experienced on leases acquired:
   Private Label program ..................................................         $     25
   Retail and Wholesale programs ..........................................            5,373
                                                                                    --------
     Total ................................................................         $  5,398
                                                                                    ========
Net Loss Ratio as a percentage of average balance of leases outstanding ...             0.83%
                                                                                    ========


     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. During that period, the majority of the leases were sold for the same quarter in which the leases were originated. As a result, the average balance of leases retained on our balance sheet and the related charge-offs were very low. Effective July 1, 1998, we altered the structure of our securitization transactions so as to retain leases on our balance sheet. Due to this change, the net loss ratio information as of December 31, 1998 is not comparable to the information as of December 31, 1999. The net loss ratio as a percentage of average balance of leases outstanding for 1998 was 0.40%.

     We may also acquire leases in conjunction with the acquisition of other leasing companies. For acquisitions accounted for as purchases, management initially records lease receivables at their estimated fair value at date of acquisition. In determining such amount, management performs certain due diligence procedures on the underwriting, collection and servicing functions of the acquired company as well as evaluates the estimated realizability of the portfolio of leases itself. During the years ended December 31, 1999 and 1998, we acquired approximately $64.4 million and $17.9 million, respectively, of leases through purchase business combinations. Such leases may be retained by us, sold through our securitization program or sold through portfolio sales. In conjunction with such sales, management takes into consideration estimated losses to be incurred on these leases in determining the estimated fair value of Trust Certificates retained in the securitization transactions or recourse obligations assumed in portfolio sales, if any.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   DELINQUENCY STATISTICS

     The following table sets forth certain information with respect to leases which were held by us in our portfolio or serviced by us pursuant to our securitization program. Delinquency statistics are calculated based on application of amounts received in accordance with payment hierarchies established within our accounting system. Based on the payment hierarchies, a lease could be considered current even though a portion of a scheduled payment was unpaid, due to prior application of amounts to fees.

                                       AS OF DECEMBER 31, 1999                          AS OF DECEMBER 31, 1998
                            ---------------------------------------------    ---------------------------------------------
                            PRIVATE      RETAIL/    CAPTIVE                  PRIVATE     RETAIL/     CAPTIVE
                             LABEL      WHOLESALE  FINANCE(1)   TOTAL (2)     LABEL     WHOLESALE   FINANCE(1)    TOTAL
                            --------    ---------  ----------  ----------    --------   ---------   ----------  ----------
Gross leases outstanding .. $794,503    $747,191    $28,864    $1,570,558    $590,825    $478,139    $1,610     $1,070,574
31-60 days past due .......     1.03%       1.75%      0.60%         1.36%       1.36%       1.30%     0.00%          1.33%
61-90 days past due .......     0.42%       0.89%      0.99%         0.66%       0.63%       0.69%     0.00%          0.65%
Over 90 days past due .....     0.41%       1.50%      0.47%         0.93%       0.40%       0.81%     0.00%          0.58%
                            --------    --------    -------    ----------    --------    --------    ------     ----------
     Total past due .......     1.86%       4.14%      2.06%         2.95%       2.39%       2.80%     0.00%          2.56%
                            ========    ========    =======    ==========    ========    ========    ======     ==========

----------------

(1) We began our Captive Finance program in March 1998 through the acquisition of ILM. Leases originated through our Captive Finance program were either acquired with substantial cash holdback from the vendor (included in holdback reserves payable on the consolidated balance sheet) or financed with third parties at the time of originations without recourse to us.

(2) As the portfolio of leases owned and serviced by us matures, we expect delinquency rates to approach levels of delinquencies of our earlier securitization pools, which are currently in the range of 4% to 6%.

7.   LEASE FINANCING RECEIVABLES

     Lease financing receivables consisted of the following as of December 31, 1999 and 1998:


                                                   1999            1998
                                                -----------    -----------
Minimum lease payments ......................   $ 1,072,183    $   417,116
Estimated unguaranteed residual value .......        17,788          4,120
Initial direct costs ........................        16,677          6,729
Unearned income .............................      (224,579)       (86,040)
Allowance for credit losses .................       (10,121)        (4,763)
                                                -----------    -----------
         Lease financing receivables, net ...   $   871,948    $   337,162
                                                ===========    ===========


     Future scheduled minimum payments on our lease portfolio as of December 31, 1999, are as follows:


              2000 ...............................................................      $  277,374
              2001 ...............................................................         251,674
              2002 ...............................................................         199,450
              2003 ...............................................................         149,683
              2004 ...............................................................          91,803
              Thereafter .........................................................         102,199
                                                                                        ----------
                      Total minimum payments .....................................      $1,072,183
                                                                                        ==========


     At December 31, 1999, the weighted average remaining life of leases in our lease portfolio is 57 months and the weighted average implicit rate of interest is 11.28%.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   SECURITIZATION PROGRAM

     We initially fund the acquisition or origination of leases from working capital or through our securitized warehouse facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     In these securitization transactions, we transfer a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary. This subsidiary in turn simultaneously transfers its interest in the leases to a trust, or trusts, which issues beneficial interests in the leases in the form of senior and subordinated securities which may include certificates of beneficial interest or notes. These securitization transactions typically employ a multi-tranched structure of either beneficial interests or notes. We generally retain the right to receive any excess cash flows of the trust (the "Trust Certificate"). We also retain the right to service leases sold through our securitization program and receive a fee for doing so.

     For leases that were securitized using a structure that meets the criteria for sales of lease financing receivables under generally accepted accounting principles, gain on sale of lease receivables was recorded based upon the excess of the sales proceeds received on the certificates or notes over the book balance calculated based on the relative fair value discussed in Note 2. We recorded a servicing asset representing the excess of the estimated servicing revenues to be received over our costs to be incurred. As of December 31, 1999 and 1998, the balances of servicing assets outstanding were $1.5 and $1.3 million, respectively. The amount of the Trust Certificates was amortized over the estimated lives of the underlying leases using the interest method. The cash flows allocable to the Trust Certificate were calculated as the difference between (a) cash flows received from the leases and (b) the sum, as applicable, of (i) interest and principal payable to the holders of the senior and subordinated securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) service fees, and (v) backup service fees, as the case may be. Our right to receive this excess cash flow is subject to certain conditions specified in the related trust documents designed to provide additional credit enhancement to holders of the senior and subordinated securities. We estimate the expected levels of cash flows to the Trust Certificate taking into consideration estimated defaults, recoveries and other factors which may affect the cash flows to the holder of the Trust Certificate. For purposes of calculating the estimated fair value of the Trust Certificates as of the date of sale or transfer of the leases to the trusts, and on an ongoing basis, management has used a discount rate of 11%. Management has also used a range of expected losses arising from defaults, net of recoveries, of 0.00% to 2.00% per annum, depending on the level of recourse available, if any, from the lease sources and the program under which the lease was acquired or originated. Other factors, such as prepayments, do not have a significant impact on the gain on sale calculation due to the non-cancelable and full-payout nature of the underlying leases. The cash flows ultimately available to the Trust Certificate are largely dependent upon the actual default rates and recoveries experienced on the leases held by the Trust. Increases in default rates above, or reductions in recoveries below, our estimates could reduce the cash flows available to the Trust Certificate. To the extent events occur which cause actual Trust Certificate cash flows to be materially below those originally estimated, we would be required to reduce the carrying amount of our Trust Certificates and record a charge to earnings. Such charge would be recorded in the period in which the event occurred or became known to management.

     For leases that were securitized using a structure where we retain leases on our balance sheet, we finance these leases through beneficial interests or notes issued by the trust, retain the right to receive any excess cash flows allocable to the Trust Certificates, and continue to retain the right to service leases financed through our securitization program and receive a servicing fee for doing so. As these securitization transactions meet the criteria for financing of lease receivables under generally accepted accounting principles, we record as financings the amount of proceeds received related to the issuance of beneficial interests or notes by the trust. Interest expense is recorded based on interest accrued on each class of certificates or notes financed by us. Any cash flow allocable to the Trust Certificates and servicing fees received are recorded as reduction of interest expense.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     These securitization transactions are structured such that once the leases are transferred from us to the special purpose subsidiary and ultimately to the trust, the amount of the certificates of beneficial interest or notes purchased or financed by investors in such securities is nonrecourse to us. Investors purchasing the certificates of beneficial interests or notes look solely to the defined cash flow from leases included in the special purpose entity for repayment of principal and interest associates with their particular investment.

     Public Securitization Transactions

     As of December 31, 1999, we had completed six permanent securitization transactions involving the issuance of $1.1 billion of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, the Series 1998-1 transaction in December 1998, Series 1999-1 transaction in April 1999 and the Series 1999-2 transaction in September 1999.

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

     In connection with the Series 1999-2 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA, Inc. were sold in the public market. Class B Notes rated A by Standard and Poor's, A by Duff & Phelps Credit Rating Co., A by Fitch IBCA, Inc. and A2 by Moody's Investor Services, Inc. were also sold in the public market. The Class C Note, rated BBB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc. and the Class D Note, rated BB by Duff & Phelps Credit Rating Co. and Fitch IBCA, Inc., were sold and financed on a non-recourse basis in the private market. A Class E Note was rated B by both Duff & Phelps Rating Co. and Fitch IBCA, Inc. and was retained by us for future sale in the private market.

     We were able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1 and 1996-2 securitizations, approximately 96% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, and

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


approximately 95% of the present value of the remaining scheduled payments of the equipment leases in our Series 1998-1, 1999-1 and 1999-2 securitizations.

     Hedging Strategy

     The implicit yield to us on all of our leases is on a fixed interest rate basis due to the leases having scheduled payments that are fixed at the time of origination of the lease. When we acquire or originate leases, we base our pricing in part on the "spread" we expect to achieve between the implicit yield rate to us on each lease and the effective interest cost we will pay when we sell such leases through securitization or otherwise. Increases in interest rates between the time the leases are acquired or originated by us and the time they are securitized or otherwise sold could narrow or eliminate the spread, or result in a negative spread. We have adopted a policy that is designed to provide a level of protection against the volatility of interest rate movement between the time we acquire or originate a lease and the time such lease is sold or financed through a securitization or otherwise sold. Such hedging arrangements generally are implemented when our portfolio of unhedged leases reaches $10.0 million. Such hedges typically match the amount of debt we anticipate we will fund with respect to such leases. At certain times, changes in the interest rate market present favorable conditions to hedge against future rate movement. We may, from time to time, enter into hedges against interest rate movement in anticipation of future origination volume in order to take advantage of unique market conditions, but this activity is generally limited to levels where we are confident of origination in the near term.

9.   DEBT

     Total debt consisted of the following as of December 31, 1999 and 1998:


                                                            1999       1998
                                                          --------   --------
Nonrecourse Debt
    Securitized Warehouse Facilities:
      First Union National Bank of North Carolina .....   $148,104   $ 86,467
      Merrill Lynch Mortgage Capital, Inc. ............     90,259       --
      PNC Bank ........................................     53,777     82,720
      Nesbitt Burns Securities, Inc. ..................     51,318       --
      Prudential Securities Credit Corporation ........       --        4,580
                                                          --------   --------
             Total Securitized Warehouse Facilities ...    343,458    173,767
                                                          --------   --------
    Public Securitized Transactions:
      Series 1998-1 securitization ....................     71,110    101,247
      Series 1999-1 securitization ....................    176,429       --
      Series 1999-2 securitization ....................    159,257       --
                                                          --------   --------
             Total Public Securitized Transactions ....    406,796    101,247
                                                          --------   --------
    Other Nonrecourse Debt ............................     15,841      1,497
                                                          --------   --------
             Total Nonrecourse Debt ...................    766,095    276,511
                                                          --------   --------

Other Debt (acquired through business combinations) ...     27,425     23,026
Subordinated Notes Payable ............................      1,000      3,250
                                                          --------   --------
             Total Debt ...............................   $794,520   $302,787
                                                          ========   ========


     We classify our indebtedness as either nonrecourse debt or debt based on the structure of the debt instrument that defines our obligations. Nonrecourse debt includes amounts outstanding related to leases included in securitized warehouse facilities, public securitized transactions, or individual or groups of leases funded under nonrecourse funding arrangements with specific financing sources. Amounts outstanding in these instances are

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


classified as nonrecourse debt because we have no obligation to ensure that investors or funding sources receive the full amount of principal and interest which may be due to them under their funding arrangement. In these instances, the investors or financing sources may only look to specific leases and the associated cashflows for the ultimate repayment of amounts due to them. In the event the cashflow associated with specific leases funded under circumstances are insufficient to fully repay amounts due, the investor or financing source withstands the full risk of loss. Other debt and subordinated notes payable includes amounts due to financing sources for which we are responsible for full repayment of principal and interest.

     Securitized Warehouse Facilities

     As of December 31, 1999, we maintained six securitized warehouse facilities (the "Securitized Warehouse Facilities") which had an aggregate funding capacity of $871.0 million. In June 1997 we entered into two separate facilities with First Union National Bank of North Carolina (the "First Union Facilities"), in March 1998 and in December 1999 we entered into separate facilities with PNC Bank (the "PNC Facilities"), in December 1998 we entered into a facility with Nesbitt Burns Securities, Inc., an affiliate of Bank of Montreal, (the "Nesbitt Burns Facility") and in August 1999 we entered into a facility with Merrill Lynch Mortgage Capital, Inc. (the "Merrill Lynch Facility"). As of December 31, 1999, the amount available under the First Union Facilities was $49.9 million, the amount available under the Merrill Lynch Facility was $159.7 million, the amount available under the PNC Facilities was $46.2 million, and the amount available under the Nesbitt Burns Facility was $98.7 million.

     The structure of all of the facilities is essentially the same. The facilities allow us to transfer and sell lease receivables first to a bankruptcy remote special purpose entity and then to a trust. The trust issues either senior certificates or notes to the senior investor, and a Certificate of Seller's Interest, which represents a subordinate beneficial interest in the trust, to the bankruptcy remote special purpose entity. The senior certificate or note is owned by either First Union National Bank of North Carolina, Merrill Lynch Mortgage Capital, Inc., PNC Bank, or Nesbitt Burns Securities, Inc., or its assignees, as the case may be, and the residual certificate, or Certificate of Seller's Interest, is owned by our special purpose subsidiary.

     The amount outstanding at any time on any of the senior certificates or notes issued to senior investors in the Securitized Warehouse Facilities is nonrecourse to us. Principal and interest which is due any investor under the senior certificates or notes is paid to them based on the available cash flow from only the leases included in the particular facility. We have no obligation to ensure that the investor who holds the senior certificate or note receives the full amount of principal and interest due.

     As of December 31, 1999, the amount of First Union National Bank of North Carolina's investment in the senior certificate was $150.1 million, of which $148.1 million was recorded as non-recourse debt; the amount of PNC Bank's investment was $224.8 million, of which $53.8 million was financed after July 1, 1998 and thus was recorded as non-recourse debt; the amount of Merrill Lynch's investment was $90.3 million, all of which was recorded as non-recourse debt and the amount of Nesbitt Burns Securities Inc.'s investment was $51.3 million, all of which was recorded as non-recourse debt.

     The Securitized Warehouse Facilities provide several significant advantages to us, including providing us with favorable interest rates and greater flexibility with respect to the timing and size of permanent securitizations, thereby reducing related transaction costs.

     The lease receivables included in the Securitized Warehouse Facilities may be transferred by the trust to other trusts in which we have a minority interest.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Public Securitization Transactions

     Effective July 1, 1998, consistent with our strategy to retain our leases on balance sheet, senior and subordinated notes financed related to lease receivables originated after July 1, 1998 under our Series 1998-1, Series 1999-1 and Series 1999-2 securitizations were recorded as nonrecourse debts. As of December 31, 1999 and 1998, the amount of nonrecourse debt outstanding under the Series 1998-1, Series 1999-1 and Series 1999-2 securitizations was $406.8 million and $101.2 million, respectively. See Note 8 for further discussion.

     Affiliated Debt

     In May 1997, we entered into a $5.0 million subordinated revolving credit facility with an affiliate. Due to availability of funds under other facilities, it was determined that this revolving credit facility was no longer needed and was terminated in 1999, based upon mutual agreements of all parties involved. Advances under this facility bore interest at 11% per annum.

     Interest Rate Swap Agreements

     Pursuant to the terms and conditions of our Securitized Warehouse Facilities, we are required to maintain a specified level of interest rate swaps relative to the amount outstanding under the facilities. The hedged amount, or notional amount of the hedge, is required to be no less than 90% but no greater than 100% of the amount outstanding. As of December 31, 1999, we were in compliance with such hedging requirement.

     At December 31, 1999 and 1998, we had entered into interest rate swap agreements with aggregate notional amounts of $282.3 million and $166.2 million, respectively. These interest rate swap agreements effectively modify the interest rate specific to each facility from a floating rate of LIBOR or commercial paper rates, as the case may be, to a fixed rate and the notional amount amortizes in proportion to the leases included in each facility. The fixed rates associated with these interest rate swap agreements as of December 31, 1999 and 1998 range from 5.025% to 6.744% and 4.79% to 6.135%, respectively.
The counterparties to our swap agreements were First Union National Bank of North Carolina, Prudential Global Funding, Inc., Merrill Lynch Mortgage Capital, Inc., Bank of Montreal and PNC Bank.

10.  INCOME TAXES

     The provision (benefit) for income taxes is summarized below:


                                                  1999     1998       1997
                                                -------   -------    -------
Current:
   Federal ..................................   $   984   $  (751)   $ 1,080
   State ....................................       249       (77)       134
   Foreign ..................................       522       357       --
                                                -------   -------    -------
          Total current .....................     1,755      (471)     1,214
                                                -------   -------    -------
Deferred:
   Federal ..................................       867    (1,950)     3,581
   State ....................................       101      (201)       312
   Foreign ..................................      --         (43)      --
                                                -------   -------    -------
        Total deferred ......................       968    (2,194)     3,893
                                                -------   -------    -------
   Provision (benefit) for income taxes .....   $ 2,723   $(2,665)   $ 5,107
                                                =======   =======    =======


     The 1999 current federal provision includes approximately $0.9 million in alternative minimum tax ("AMT"). As AMT is effectively a prepayment of regular income taxes, a corresponding deferred tax benefit was also recorded.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:


                                                  1999        1998
                                                --------    --------
Accruals and reserves not yet deductible ....   $  5,598    $    202
Depreciation and amortization ...............    (19,597)     (6,892)
Cash to accrual adjustment ..................         14         120
Net operating loss carryforward .............      1,836       1,030
Securitization transactions .................      9,851       6,290
AMT credit carryforward .....................      1,568        --
Other .......................................        355      (1,251)
                                                --------    --------
    Total deferred income tax liabilities ...   $   (375)   $   (501)
                                                ========    ========


     The $1.6 million AMT credit carryforward at December 31, 1999 is primarily from 1999 and can be carried forward indefinitely to reduce U.S. federal regular income taxes in future years. At December 31, 1999, we have U.S. federal net operating loss ("NOL") carryforwards of approximately $4.9 million, which, if not used, will expire in the years 2018 and 2019. No valuation allowance has been provided for such NOL carryforwards due to management believing that it will earn sufficient U.S. income to utilize the NOLs within the carryforward period.

     A reconciliation between income taxes computed at the U.S. federal statutory rate and our income taxes for financial reporting purposes is shown below:


                                                                       1999     1998     1997
                                                                       ----     ----     ----
U.S. federal statutory rate .....................................      34.0%   (34.0%)   34.0%
State income taxes, net of federal benefit ......................       3.5%    (3.5%)    3.2%
Earnings of subsidiary not subject to federal income tax (1) ....       --       --      (7.2%)
Foreign taxes ...................................................      4.57%     1.0%     --
Non-deductible expenses and other ...............................     12.27%     5.4%     2.6%
                                                                      -----    -----     ----
Effective income tax (benefit) rate .............................     54.34%   (31.1%)   32.6%
                                                                      =====    =====     ====

--------------------

(1) A company we acquired in March 1998, which was accounted for under the pooling-of-interest method, was not subject to federal income taxes. As discussed in Note 4, our financial statements were restated to reflect the results of operations of the merged companies.

     Undistributed earnings of our foreign subsidiaries amounted to approximately $1.5 million at December 31, 1999. Those earnings are considered to be indefinitely invested outside the United States and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country.

11.  REDEEMABLE PREFERRED STOCK

     At December 31, 1997, 56,718 shares of Series A Preferred Stock (the "Series A Preferred Stock") were issued and outstanding. Each share of the Series A Preferred Stock is convertible at the holder's option at any time into
5.47 shares of our common stock. Holders of the Series A Preferred Stock are entitled to an annual, non-cumulative dividend of $1.86 per share. Each outstanding share of Series A Preferred Stock entitles the holder thereof to 5.47

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


votes on any matter submitted to a vote of the stockholders. If not previously converted, we are required to redeem all outstanding Series A Preferred Stock on December 31, 2001, at a redemption price of $46.54607 per share. During 1998, 46,640 shares of the Series A Preferred Stock were converted into 255,123 shares of common stock and during 1999, 8,566 shares of the Series A Preferred Stock were converted into 48,856 shares of common stock. Consequently, at December 31, 1999 and 1998, 1,512 shares and 10,078 shares, respectively, of Series A Preferred Stock were outstanding. The Series A Preferred Stock has been reflected as redeemable preferred stock in the accompanying consolidated financial statements.

     At December 31, 1996, 43,691 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") were issued. The Series B Preferred Stock was subject to an escrow agreement which provided that 21,845 shares would be released if one of our divisions, Corporate Capital Leasing Group, Inc. ("CCL"), a company acquired in 1996, met or exceeded certain targeted income amounts set forth in the escrow agreement. In connection with a restructuring of our operational divisions during 1997, the shares previously held under escrow were released and we recorded an adjustment to the purchase price of CCL of $937,000 in 1997. In December 1997, all outstanding shares of the Series B Preferred Stock were converted into 238,989 shares of common stock and a cumulative dividend of $29,000 was paid to the holder of such stock.

     Concurrent with the issuance of the Series A Preferred Stock and the Series B Preferred Stock, irrevocable standby letters of credit, issued by a financial institution and guaranteed by one of our affiliates, were given to the holders of the preferred stock and could be drawn upon if certain events occur, including our failure to pay dividends when due, our failure to redeem the shares on the designated mandatory redemption date or the occurrence of our liquidation, dissolution or winding up. As of December 31, 1997, all letters of credit had been returned to the financial institution and cancelled.

     We are authorized to issue 1,000,000 shares of preferred stock. The number of shares to be issued, classes designated, voting rights, dividend rates, liquidation and other rights, preferences and limitations may be set by our Board of Directors without stockholder approval. We may issue one or more series of preferred stock in the future in conjunction with our acquisition strategy or otherwise. Any such issuances may adversely affect, among other things, the voting power of holders of our common stock and the then outstanding preferred stock.

12.  STOCKHOLDERS' EQUITY

     Common Stock

     In May 1995, we issued warrants to purchase a total of 198,397 shares of our common stock to a senior lender in connection with a Securitized Warehouse Facility entered into at such time. The exercise price of the warrants was $.0018 per share which approximated the estimated fair value of the underlying common stock at the date of issuance of the warrants. All warrants were exercised in May 1997.

     In February 1997, we increased the authorized shares of our common stock to 25,000,000 shares and our Board of Directors approved a stock split whereby 5.47 shares of common stock were issued for each outstanding share of common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

     On May 20, 1997, we consummated our initial public offering of common stock through the sale of 2,000,000 shares of common stock (the "Offering"). In June 1997, the underwriters of our offering exercised their over-allotment option and purchased an additional 300,000 shares of our common stock. We received net proceeds of approximately $16.2 million from the Offering and the exercise of the underwriters' option related thereto. The proceeds therefrom were used to partially fund an acquisition which closed concurrently with the Offering, to repay in full a subordinated note payable outstanding at such time and for general corporate purposes.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In February and March 1998, we sold a total of 2,567,084 shares of our common stock, including the exercise of the underwriter's over-allotment option, in a public equity offering and received net proceeds of approximately $39.7 million, net of expenses. Approximately $5.0 million of the net proceeds were used to repay the outstanding balance under a subordinated revolving credit facility, while the remaining funds were used for other general corporate purposes, including acquisitions and the repayment of other borrowings.

     In August 1998, we increased the authorized shares of our common stock to 100,000,000 shares.

     In connection with the acquisition of Titan Finance Limited in October 1998, we issued $2.3 million in cash and $2.3 million in convertible subordinated promissory notes as consideration for the transaction. The notes were converted into 112,500 shares of our common stock in May 1999 in accordance with their terms.

     In June and July 1999, we sold to the public a total of 4,600,000 shares of our common stock, including the exercise of the underwriter's over-allotment option, from which we received cash proceeds of approximately $78.8 million, net of expenses. We used the net proceeds from the offering for general corporate purposes, including the funding of net asset originations and other working capital needs.

     Stock Option Plan

     We have adopted a stock option plan (the "1997 Stock Option Plan") to align the interests of our directors, executives, consultants, and employees with that of our stockholders. A total of 1,542,003 shares and 2,844,783 shares, respectively, of our common stock were reserved for issuance pursuant to the 1997 Stock Option Plan as of December 31, 1999 and 1998, respectively.

     The following table summarizes the stock option activity for the 1997 Stock Option Plan (shares in thousands):


                                        1999               1998               1997
                                  ----------------   ----------------   ----------------
                                          WEIGHTED-          WEIGHTED-          WEIGHTED-
                                          AVERAGE            AVERAGE            AVERAGE
                                          EXERCISE           EXERCISE           EXERCISE
                                  SHARES   PRICE     SHARES   PRICE     SHARES  PRICE
                                  ------  --------   ------  --------   ------  --------
Outstanding, January 1 .......    2,357    $10.61    1,035    $ 8.00     --       --
     Granted .................       94    $13.37    2,246    $16.12    1,035    $8.00
     Exercised ...............      (13)   $ 8.85      (37)   $ 8.00     --       --
     Forfeited ...............     (225)   $11.68     (887)   $20.95     --       --
                                  -----              -----              -----
Outstanding, December 31 .....    2,213    $10.89    2,357    $10.61    1,035    $8.00
                                  =====              =====              =====
Exercisable, December 31 .....      665    $11.22      249    $11.92     --       --


     The following table summarizes information about the stock options outstanding at December 31, 1999 (shares in thousands):


                                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                     ---------------------------------------------------------    --------------------------------------
                     NUMBER OF SHARES    WEIGHTED-AVERAGE                          NUMBER OF SHARES
     RANGE OF         OUTSTANDING AT        REMAINING         WEIGHTED-AVERAGE     EXERCISABLE AT       WEIGHTED-AVERAGE
  EXERCISE PRICE     DECEMBER 31, 1999   CONTRACTUAL LIFE       EXERCISE PRICE     DECEMBER 31, 1999     EXERCISE PRICE
  --------------     -----------------  -------------------   ----------------    -------------------   ----------------
    $7.75 - $9.75            1,193           7.8 years            $ 8.26                    402              $ 8.14
 $11.25 - $12.875              685           8.9 years            $11.29                    137              $11.25
 $18.375 - $24.00              335           8.3 years            $19.45                    126              $21.00
                         ---------                                                    ---------
                             2,213                                                          665
                         =========                                                    =========

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Options granted in 1998 included 682,597 options that were canceled and repriced on November 30, 1998. Options forfeited in 1998 included 835,541 options that were canceled related to repricing of which 682,597 options were repriced. The repriced options were originally granted between March 2, 1998 and May 27, 1998 with original exercise prices between $18.375 and $23.9375. These options were canceled on November 30, 1998 and reissued at an exercise price of $11.25 per share, which represented 125% of the fair market value of common stock on that day, with a new five year vesting period.

     We apply the intrinsic value-based method of APB 25 in accounting for our 1997 Stock Option Plan. Accordingly, no compensation expense has been recognized for any stock options issued. Had compensation expense for stock options granted been recognized based on the fair value of the grant dates, using the methodology prescribed by SFAS 123, our net income (loss) would have been reduced to the pro forma amounts indicated below:


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1999       1998        1997
                                                                                 --------   ---------    ---------
                                                                               IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
   Net income (loss):
     As reported ............................................................    $  2,288   $  (5,902)   $  10,537
     Pro forma ..............................................................       1,479      (8,489)      10,204

   Earnings (loss) per share of common stock:
     As reported - basic ....................................................    $   0.14   $   (0.43)   $    1.11
     As reported - diluted ..................................................        0.13       (0.43)        1.03
     Pro forma - basic ......................................................        0.09       (0.62)        1.07
     Pro forma - diluted ....................................................        0.09       (0.62)        1.00


   The per-share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $10.29, $13.19 and $2.47, respectively. The fair value of each stock option grant included in the above calculations was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:


                                                                                           YEAR OF GRANT
                                                                                   ------------------------------
                                                                                    1999       1998         1997
                                                                                   ------     ------       ------
   Risk-free interest rate ..................................................        6.07%      4.79%        5.62%
   Expected life of options .................................................      6 years    6 years      6 years
   Expected volatility of our stock price ...................................          87%        70%          22%
   Expected dividend yield ..................................................           0%         0%           0%


     Stockholder Rights Plan

     On December 15, 1998, our Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each share of our common stock. The dividend was payable on December 30, 1998 to stockholders of record at the close of business on December 28, 1998 (the "Record Date"). Each Right generally entitles the registered holder to purchase from us one one-hundredth of a share of our Junior Preferred Stock, Series C, par value $0.01 per share (the "Preferred Stock"), at a purchase price of $65.25 per one one-hundredth of a share (the "Purchase Price"). The description and terms of the Rights are set forth in the Rights Agreement, dated as of December 30, 1998 (the "Rights Agreement"), between us and Harris Trust and Savings Bank, as Rights Agent.

     The Rights will be evidenced by common stock certificates and not separate certificates until the earliest of (i) ten days following the date of public disclosure that a person or group (the "Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of the common stock,

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


or (ii) ten business days following the commencement or disclosure of an intention to commence a tender offer or exchange offer by a person or group other than us and certain related entities if, upon consummation of such offer, such person or group would beneficially own 15% or more of the outstanding shares of common stock (the earlier of such dates being the "Distribution Date"). Until the Distribution Date (or earlier redemption or expiration of the Rights), the transfer of common stock will also constitute transfer of the associated Rights. The Rights will expire at the close of business on December 30, 2008, unless we redeem them earlier.

     If a person acquires beneficial ownership of 20% or more of the common stock, or if we are the surviving corporation in a merger with an Acquiring Person and the common stock remains outstanding and unchanged, the Rights will "flip in" and entitle each holder of a Right, with certain exceptions, to purchase (upon exercise at the then-current market price) that number of shares of common stock having a market value of two times the Purchase Price.

     In the event that, following the Distribution Date, we are acquired in a merger or other business combination in which the common stock does not remain outstanding or is changed or 50% or more of our consolidated assets or earning power is sold, leased, exchanged, or otherwise transferred or disposed of (whether in one transaction or a series of related transactions), the Rights will "flip over" and entitle each holder of a Right to purchase, upon the exercise of the Right at the then-current Purchase Price, that number of shares of common stock of the acquiring company (or, in certain circumstances, one of its affiliates) which at the time of the transaction would have a market value of two times the Purchase Price.

     Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend payment of 100 times the dividend declared per share of common stock, if greater. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share, but will be entitled to an aggregate payment of 100 times the payment made per share of common stock, if greater. In the event of any merger or other business combination in which common stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. Customary anti-dilution provisions protect these rights.

13.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     We have entered into various operating lease agreements, primarily for office space. Rental expense incurred under operating leases aggregated $2.3 million in 1999, $2.0 million in 1998 and $1.1 million in 1997. Future minimum rentals under non-cancelable operating leases aggregate $2.6 million for 2000; $2.1 million for 2001; $1.8 million for 2002; $1.1 million for 2003; $0.5 million in 2004; and $0.9 million thereafter.

     Concentration of Credit Risks

     At December 31, 1999, leases aggregating approximately 22% of the net principal balance of leases owned and serviced by us pursuant to our securitization program were located in California. No other state, nor the United Kingdom, accounted for more than 10% of the net principal balance of leases owned and serviced by us as of such date. Although our portfolio of leases includes lessees located throughout the United States and in the United Kingdom, such lessees' ability to honor their contracts may be substantially dependent on economic conditions in these states and in the United Kingdom. All such contracts are collateralized by the related equipment. The recourse and holdback provisions of the Private Label program mitigate, but do not eliminate, a significant portion of any economic risk not recoverable through the sale of the related equipment.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Additionally, a substantial portion of our leases are concentrated in certain industries including the dental, medical, and veterinary industries. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees' ability to honor their lease obligations may be adversely impacted.

     Employee Benefit Plan

     We established a 401(k) defined contribution plan in October 1996 which is generally available to all employees. In 1999, employees could contribute up to 20% of their salary on a pre-tax basis up to $10,000, and we matched up to 100% of the first 3% of salary and 50% of the next 2% of salary, contributed by the employee. During the years ended December 31, 1999, 1998 and 1997, we recognized $1.1 million, $0.6 million, and $0.2 million respectively, of expenses related to the 401(k) plan.

     Employment Agreements

     We have entered into employment agreements with certain key members of management. The terms of such agreements provide for salaries and bonuses as set forth in the agreements and upon achieving certain performance objectives.

     Legal Proceedings

     We are routinely involved in litigation incidental to our business which often involves claims for significant monetary amounts, some, but not all, of which would be covered by insurance. In the opinion of management, none of the existing litigation will have a material, adverse effect on us.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, may not be precise. Because the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different. The following table summarizes the carrying amounts and estimated fair values of our financial instruments at December 31, 1999 and 1998:


                                                                        1999                   1998
                                                              ----------------------  ----------------------
                                                               CARRYING      FAIR      CARRYING      FAIR
                                                                AMOUNT       VALUE      AMOUNT       VALUE
                                                              -----------  ---------  ----------   ---------
     Financial assets -
         Lease financing receivables, net .................   $   871,948  $ 927,269  $  337,162   $ 346,355
         Investment in trust certificates .................         9,808      9,808       7,288       7,288
         Marketable securities ............................         3,460      3,460       5,042       5,042
         Cash and cash equivalents ........................        57,083     57,083       7,928       7,928

     Financial liabilities -
         Nonrecourse debt .................................       766,095    766,095     276,511     276,511
         Other debt .......................................        27,425     27,425      23,026      23,026
         Subordinated notes payable .......................         1,000      1,000       3,250       3,250

     Off balance sheet instruments -
         Interest rate swap agreements ....................             -      7,910           -      (4,467)

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value.

     Lease Financing Receivables - The fair value was estimated by discounting expected future cash flows at a risk adjusted rate of return deemed to be appropriate for investors in such instruments. Expected cash flows take into consideration management's estimates of prepayments, defaults and recoveries.

     Investment in Trust Certificates - The fair value was estimated by discounting expected future cash flows allocable to the holder of the Trust Certificate at a risk adjusted rate of return deemed to be appropriate for investors in such investment. Expected cash flows take into consideration management's estimates of defaults, recoveries and other factors.

     Marketable Securities - The fair value was estimated by discounting expected future cash flows allocable to the holder of the Marketable Securities at a risk adjusted rate of return deemed to be appropriate for investors in such investment.

     Cash and Cash Equivalents - The carrying amounts approximate fair value because of the short maturity and market interest rates of those instruments.

     Nonrecourse Debt - The carrying amounts approximate fair value due to the short-term nature of the credit facilities.

     Other Debt - The carrying amounts approximate fair value due to the short-term nature of the credit facilities.

     Subordinated Notes Payable - The carrying amount of the subordinated note payable approximates its fair value based on estimated yields, which would be required for similar types of debt instruments.

     Interest Rate Swap Agreements - The fair value represents the payment we would have made to or received from the swap counterparties to terminate the swap agreements on the indicated dates.

15.  SUPPLEMENTAL FINANCIAL INFORMATION

     Property and Equipment:

         Following is a summary of property and equipment:


                                                                                 AS OF DECEMBER 31,     ESTIMATED
                                                                                 -------------------     USEFUL
                                                                                   1999      1998         LIFE
                                                                                 -------   ---------    ---------
     Buildings ..............................................................    $ 1,855   $   1,929     30 years
     Furniture and fixtures .................................................      3,214       3,115      5 years
     Computer and office equipment ..........................................     10,314       6,126    3-5 years
     Leasehold improvements and other .......................................      2,795       1,910    3-7 years
                                                                                 -------   ---------
                                                                                  18,178      13,080
     Accumulated depreciation ...............................................     (6,455)     (3,171)
                                                                                 -------   ---------
                                                                                 $11,723   $   9,909
                                                                                 =======   =========

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Supplemental Cash Flow Information:


                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                               1999        1998        1997
                                                                              -------     -------     -------
     Federal, state and foreign income tax payments (refunds), net .......... $ 1,962     $ 2,727     $    25
     Interest paid ..........................................................  35,242       6,027       4,916


16.  SEGMENT INFORMATION

     We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. We acquire and originate leases primarily through our Private Label, Retail/Wholesale, and Captive Finance programs. Additionally, we conduct business in the continental United States and the United Kingdom.


                                                                                 1999         1998         1997
                                                                              -----------   ---------   ----------
     Revenues:
        Private Label ....................................................... $    26,120   $  11,917   $   13,460
        Retail/Wholesale ....................................................      71,642      46,014       34,957
        Captive Finance .....................................................       4,588       3,212        3,182
                                                                              -----------   ---------   ----------
             Total .......................................................... $   102,350   $  61,143   $   51,599
                                                                              ===========   =========   ==========

     Depreciation and amortization:
        Private Label ....................................................... $        22   $      18   $        9
        Retail/Wholesale ....................................................       3,745       2,979        1,202
        Captive Finance .....................................................          64         121           83
        Corporate ...........................................................       1,674         634          231
                                                                              -----------   ---------   ----------
             Total .......................................................... $     5,505   $   3,752   $    1,525
                                                                              ===========   =========   ==========

     Interest expense:
        Private Label ....................................................... $    15,022   $   1,929   $    1,993
        Retail/Wholesale ....................................................      21,406       3,915        2,495
        Captive Finance .....................................................       1,126           -            -
        Corporate ...........................................................           -         183          692
                                                                              -----------   ---------   ----------
             Total .......................................................... $    37,554   $   6,027   $    5,180
                                                                              ===========   =========   ==========

     Income (loss) before provision (benefit) for income taxes:
        Private Label ....................................................... $    10,667   $   9,158   $   10,120
        Retail/Wholesale ....................................................      11,782       7,275       11,741
        Captive Finance .....................................................         779          95           (7)
        Corporate ...........................................................     (18,217)    (25,095)      (6,210)
                                                                              -----------   ---------   ----------
             Total .......................................................... $     5,011   $  (8,567)  $   15,644
                                                                              ===========   =========   ==========

     Total assets:
        Private Label ....................................................... $   356,368   $ 158,446   $   17,116
        Retail/Wholesale ....................................................     566,798     255,146       60,606
        Captive Finance .....................................................      26,944         120        1,005
        Corporate ...........................................................      64,242      14,581       14,231
                                                                              -----------   ---------   ----------
             Total .......................................................... $ 1,014,352   $ 428,293   $   92,958
                                                                              ===========   =========   ==========

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following tables present information by country:


                                                                                  1999        1998         1997
                                                                              -----------   ---------   ----------
     Revenues:
        United States ....................................................... $    94,099   $  56,429   $   51,599
        United Kingdom ......................................................       8,251       4,714            -
                                                                              -----------   ---------   ----------
           Total ............................................................ $   102,350   $  61,143   $   51,599
                                                                              ===========   =========   ==========
     Total assets:
        United States ....................................................... $   978,135   $ 388,149   $   92,958
        United Kingdom ......................................................      36,217      40,144            -
                                                                              -----------   ---------   ----------
           Total ............................................................ $ 1,014,352   $ 428,293   $   92,958
                                                                              ===========   =========   ==========


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for 1999 and 1998:


                                                            FIRST     SECOND     THIRD      FOURTH
                                                           QUARTER    QUARTER   QUARTER     QUARTER
                                                           -------    -------   -------     -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999:
    Revenues ..........................................   $ 19,368   $ 23,724   $ 27,239    $ 32,019
    Income before provision for income taxes ..........        288        665      1,496       2,562
    Net income ........................................         31        252        711       1,294
    Earnings per common share, basic ..................   $   0.00   $   0.02   $   0.04    $   0.07
    Earnings per common share, diluted ................   $   0.00   $   0.02   $   0.04    $   0.07

1998:
    Revenues ..........................................   $ 14,729   $ 19,057   $ 12,000    $ 15,357
    Income (loss) before provision (benefit) for income
       taxes ..........................................      4,368      2,933     (8,150)     (7,718)
    Net income (loss) .................................      2,760      1,674     (4,949)     (5,387)
    Earnings (loss) per common share, basic ...........   $   0.22   $   0.12   $  (0.35)   $  (0.38)
    Earnings (loss) per common share, diluted .........   $   0.21   $   0.11   $  (0.35)   $  (0.38)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To SierraCities.com Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SierraCities.com Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 17, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for SierraCities.com Inc. and subsidiaries is the responsibility of SierraCities.com's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN, LLP

Houston, Texas
February 17, 2000

                                                                     SCHEDULE II


                              SIERRACITIES.COM INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                AS OF DECEMBER 31
                                 (IN THOUSANDS)


                                                        BALANCE AT      ADDITIONS                          BALANCE
                                                        BEGINNING       CHARGED TO                         AT END
                                                         OF YEAR         EXPENSE       DEDUCTIONS (a)      OF YEAR
                                                        ----------      ----------     --------------      -------
Reserve for relocation of operations center to
Houston, Texas from Jupiter, Florida:

         1998 ................................          $  --            $ 1,593          $(1,191)          $   402
         1999 ................................              402             --               (402)             --


(a) Deductions related to expenses paid for relocation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SIERRACITIES.COM INC.


                                         By:     /s/ THOMAS J. DEPPING
                                            ------------------------------------
                                                     Thomas J. Depping
                                            President, Chairman of the Board and
                                                  Chief Executive Officer


Date:  March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              Signature                                     Title                        Date
       /s/  THOMAS J. DEPPING                 President, Chairman of the Board      March 28, 2000
----------------------------------------         and Chief Executive Officer
          Thomas J. Depping                     (principal executive officer)

           /s/ SANDY B. HO                   Executive Vice President and Chief     March 28, 2000
----------------------------------------        Financial Officer (principal
             Sandy B. Ho                      financial and accounting officer)

        /s/ RICHARD J. CAMPO                              Director                  March 28, 2000
----------------------------------------
          Richard J. Campo

      /s/ ROBERT TED ENLOE, III                           Director                  March 28, 2000
----------------------------------------
        Robert Ted Enloe, III

        /s/ BRIAN E. MCMANUS                              Director                  March 28, 2000
----------------------------------------
          Brian E. McManus

       /s/ NORMAN J. METCALFE                             Director                  March 28, 2000
----------------------------------------
         Norman J. Metcalfe

     /s/ DAVID C. SHINDELDECKER                           Director                  March 28, 2000
----------------------------------------
       David C. Shindeldecker

        /s/ DAVID L. SOLOMON                              Director                  March 28, 2000
----------------------------------------
          David L. Solomon

                               INDEX TO EXHIBITS


  EXHIBIT NO.                                                DOCUMENT
  -----------                                                --------
     3.1             -    Restated Certificate of Incorporation of First Sierra, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31,
                          1998, Commission File No. 0-22525)
     3.2             -    Amended and Restated Bylaws of First Sierra (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 333-22629)
     4.1             -    Rights Agreement, dated December 30, 1998, between First Sierra and Harris Trust and
                          Savings Bank, as Rights Agent, together with the Form of Certificate of Designations of
                          Preferred Stock attached thereto as Exhibit A, the Form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Stock attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-A filed December 31, 1998)
     10.1            -    1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 No. 333-22629)*
     10.2            -    Amendment to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
                          Registrant's Form 10-K for the year ended December 31, 1998, Commission File No.
                          0-22525)*
     10.3            -    Reserved
     10.4            -    Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to
                          Amendment No. 2 to the Registrant's Registration Statement on Form S-1 No. 333-22629)
     10.5            -    Asset Purchase Agreement dated June 28, 1996 between First Sierra Financial, Inc.,
                          First Sierra Acquisition, Inc. and General Interlease Corporation and Eric Barash and
                          Daniel Dengate (incorporated by reference to Exhibit 10.4 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)
     10.6            -    Agreement and Plan of Reorganization dated October 15, 1996 among Valerie A. Hayes,
                          Corporate Capital Leasing Group, Inc., First Sierra Financial, Inc., and First Sierra
                          Pennsylvania, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)

     10.7            -    Asset Purchase Agreement, dated February 4, 1997, between Lease Pro, Inc., Charles E.
                          Lester and First Sierra Financial, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 No. 333-22629)
     10.8            -    First Amendment to Agreement and Plan of Reorganization dated February 27, 1997 among
                          Valerie A. Hayes, Corporate Capital Leasing Group, Inc., First Sierra Financial, Inc.
                          and First Sierra Pennsylvania, Inc. (incorporated by reference to Exhibit 10.7 to the
                          Registrant's Registration Statement on Form S-1 No. 333-22629)
     10.9            -    Agreement and Plan of Merger between Oren M. Hall, Charles E. Brazier, Greg E.
                          McIntosh, Brent M. Hall, Heritage Credit Services, Inc., First Sierra Financial, Inc.,
                          and First Sierra California, Inc., dated as of February 1, 1997 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 No.
                          333-22629)
     10.10           -    Form of Registration Rights Agreement between First Sierra Financial, Inc. and Oren M.
                          Hall (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
                          Statement on Form S-1 No. 333-22629)
     10.11           -    Employment Agreement between Thomas J. Depping and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)*
     10.12           -    Employment Agreement between Sandy B. Ho and First Sierra Financial, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December
                          31, 1998, Commission File No. 0-22525)*
     10.13           -    Employment Agreement between Robert H. Quinn, Jr. and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant's
                          Registration Statement on Form S-1 No. 333-22629)
     10.14           -    Employment Agreement between Oren M. Hall and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registrant's
                          Registration Statement on Form S-1 No. 333-41833)*
     10.15           -    Employment Agreement between Michael A. Sabel and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1998)
     10.16           -    Agreement and Plan of Merger dated as of June 24, 1998 by and among First Sierra
                          Financial, Inc., Sierra Acquisition Corporation II, The Republic Group, Inc., James T.
                          Raeder and Mark G. McQuitty (incorporated by reference to Exhibit 2.1 to Registrant's
                          Form 8-K filed as of July 24, 1998)
     10.17           -    Employment Agreement between David L. Pederson and First Sierra Financial, Inc.
                          (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1998, Commission File No. 0-22525)*
     10.18(+)        -    Employment Agreement between Fred Van Etten and First Sierra Financial, Inc. *
     10.19(+)        -    Employment Agreement between Roger Gebhart and First Sierra Financial, Inc. *
     21 (+)          -    List of Subsidiaries of SierraCities.com Inc.
     23 (+)          -    Consent of Arthur Andersen, LLP
     27 (+)          -    Financial Data Schedule

--------------------

* Indicates management contract or compensatory plan or arrangement. (+) Filed herewith