Form 10-Q
period 2000-03-31
SIERRACITIES COM INC
filed 2000-05-15
CIK 1034812

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


        600 TRAVIS STREET
             SUITE 7050
            HOUSTON, TEXAS                                    77002
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 221-8822


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding on May 1, 2000 was 19,048,640.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2000              1999
                                                                                      -----------      ------------
                                                                                      (UNAUDITED)
Lease financing receivables, net ................................................     $   872,954      $   871,948
Cash and cash equivalents .......................................................          24,730           57,083
Other receivables ...............................................................           8,230            7,613
Investment in trust certificates ................................................          16,179            9,808
Marketable securities ...........................................................           2,956            3,460
Goodwill and other intangible assets, net .......................................          43,031           43,500
Property and equipment, net .....................................................          11,864           11,723
Other assets ....................................................................          10,551            8,627
Current tax receivables .........................................................            --                590
                                                                                      -----------      -----------
     Total assets ...............................................................     $   990,495      $ 1,014,352
                                                                                      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Nonrecourse debt .............................................................     $   746,510      $   766,095
   Other debt ...................................................................          26,602           27,425
   Subordinated notes payable ...................................................           1,000            1,000
Other liabilities:
   Accounts payable and accrued liabilities .....................................          18,367           23,620
   Holdback reserves payable ....................................................          29,916           27,883
   Income taxes payable .........................................................              20             --
   Deferred income taxes ........................................................              68              375
                                                                                      -----------      -----------
     Total liabilities ..........................................................         822,483          846,398
                                                                                      -----------      -----------

Redeemable preferred stock ......................................................            --                 70

Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized, 19,048,640
       shares and 19,025,311 shares issued and outstanding, respectively ........             190              190
   Additional paid-in capital ...................................................         158,864          158,654
   Retained earnings ............................................................           9,293            9,147
   Accumulated other comprehensive loss .........................................            (335)            (107)
                                                                                      -----------      -----------
     Total stockholders' equity .................................................         168,012          167,884
                                                                                      -----------      -----------
     Total liabilities and stockholders' equity .................................     $   990,495      $ 1,014,352
                                                                                      ===========      ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            --------------------
                                                                                             2000         1999
                                                                                            -------     --------
Gain on sale of lease financing receivables through securitization transactions .......     $ 1,727     $  --
Gains from direct sales of lease financing receivables ................................       2,344       3,170
Interest income .......................................................................      25,351      13,165
Servicing income ......................................................................       1,833       1,647
Other income ..........................................................................       1,396       1,386
                                                                                            -------     -------
   Total revenues .....................................................................      32,651      19,368
                                                                                            -------     -------

Salaries and benefits .................................................................       6,418       5,086
Interest expense ......................................................................      14,005       6,320
Provision for credit losses on lease financing receivables ............................       4,924       2,087
Depreciation and amortization .........................................................       1,553       1,260
Other general and administrative ......................................................       5,425       4,327
                                                                                            -------     -------
   Total expenses .....................................................................      32,325      19,080
                                                                                            -------     -------
Income before provision for income taxes ..............................................         326         288
Provision for income taxes ............................................................         180         257
                                                                                            -------     -------
Net income ............................................................................     $   146     $    31
                                                                                            =======     =======
Earnings per common share, basic ......................................................     $  0.01     $  0.00
                                                                                            =======     =======
Earnings per common share, diluted ....................................................     $  0.01     $  0.00
                                                                                            =======     =======


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                FOR THE THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                              ------------------------
                                                                                                2000           1999
                                                                                              ---------      ---------
Cash Flows from Operations:
   Net income ...........................................................................     $     146      $      31
   Reconciliation of net income to cash provided by operations:
       Depreciation and amortization ....................................................         1,553          1,260
       Provision for credit losses on lease financing receivables .......................         4,924          2,087
       Gain on sale of lease financing receivables ......................................        (4,071)        (3,170)
       Funding of lease financing receivables, held for sale ............................       (71,649)       (77,653)
       Principal payments received on lease financing receivables, held for sale ........         1,627          2,954
       Proceeds from sales of lease financing receivables, net of trust certificates
         and marketable securities retained, if any .....................................       187,228         81,581
       Deferred income taxes ............................................................            68           --
       Accumulated translation adjustments ..............................................          (228)          (209)
       Changes in assets and liabilities, net of effects from acquisitions:
             Decrease (increase) in other receivables ...................................          (617)         5,715
             Increase in other assets ...................................................        (1,924)          (268)
             Increase (decrease) in accounts payable and accrued liabilities ............        (5,253)           819
             Increase in holdback reserve payable .......................................         2,033            157
             Increase in income taxes ...................................................           331          1,556
                                                                                              ---------      ---------
                  Net Cash Provided by Operations .......................................       114,168         14,860
                                                                                              ---------      ---------
Cash Flows from Investing Activities:
       Funding of lease financing receivables, held for investment ......................      (179,498)      (191,586)
       Principal payments received on lease financing receivables,
           held for investment ..........................................................        66,592         15,801
       Expenditures for property and equipment ..........................................        (1,065)        (1,141)
       Expenditures for acquisitions, including acquisition costs,
         less cash acquired .............................................................       (12,282)           (45)
                                                                                              ---------      ---------
                  Net Cash Used in Investing Activities .................................      (126,253)      (176,971)
                                                                                              ---------      ---------
Cash Flows from Financing Activities:
       Proceeds from securitized warehouse facilities, net of repayments ................       (20,408)       178,501
       Proceeds from exercise of stock options ..........................................           140           --
                                                                                              ---------      ---------
                  Net Cash Provided by (Used in) Financing Activities ...................       (20,268)       178,501
                                                                                              ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ....................................       (32,353)        16,390
Cash and Cash Equivalents at January 1, .................................................        57,083          7,928
                                                                                              ---------      ---------
Cash and Cash Equivalents at March 31, ..................................................     $  24,730      $  24,318
                                                                                              =========      =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   THE COMPANY

     Organization

     SierraCities.com Inc. ("SierraCities.com"), formerly First Sierra Financial, Inc., is a leading provider of e-finance solutions for small businesses. Through our Internet-based technology platform, we offer on-line end-to-end business financing fulfillment solutions for specific equipment purchases and for general corporate purposes. We were formed in June 1994 to acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, telecommunications and diagnostic equipment as well as other specialized equipment for the healthcare, automotive, food and hospitality industries. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $30,000 for leases originated in 1999 and in the first quarter of 2000. We fund the acquisition or origination of our leases from working capital or through our securitized warehouse facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to such date, we recorded a gain on sale of lease financing receivables when the receivables were included in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our future securitization transactions so as to retain leases acquired and originated on our balance sheet as long-term investments rather than selling such leases through securitization transactions. We also modified the structure of our securitized warehouse facilities such that they would be considered debt under generally accepted accounting principles. The primary effect from this move to emphasize portfolio lending is a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables. In the fourth quarter of 1999, we began to de-emphasize the origination channels that generate lower return on equity and to reduce the amount of lower yielding assets on our balance sheet, the objective of which is to utilize our capital more effectively. In connection with this objective, in March 2000, we completed the securitization sales process of certain lower yielding Private Label assets which met the criteria for sales of lease financing receivables under generally accepted accounting principles. Unlike securitizations completed prior to July 1, 1998 in which we retain a trust certificate interest in assets sold, for the gain on sale securitizations completed in the fourth quarter 1999 and the Series 2000-1 completed in April 2000, we received 100% of the present value of the remaining scheduled payments of the equipment leases securitized. We elected securitization as the sales structure to reduce the amount of lower yielding assets on our balance sheet since it provides us with the highest amount of sales proceeds and the most efficient execution. We will continue to evaluate different structuring alternatives and will use the structure that provides us with the best execution.

     We acquire and originate leases primarily through our Private Label, Retail and Captive Finance programs. Under the Private Label program, we are provided protection from credit losses on defaulted leases through a first lien security interest in the underlying equipment, recourse to the source of the lease (the "Source"), which is generally supported by holdback reserves withheld from amounts paid to the Source upon purchase of the lease, or a combination of the above. Leases acquired through the Retail and Captive Finance programs are originated through relationships with equipment vendors and individual lessees. In addition, we have in the past generated, and may in the future generate, income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     All dollar amounts in the tabulations in the notes to the condensed consolidated financial statements are stated in thousands unless otherwise

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform with the 2000 presentation.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of our management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

     Gain on Sale of Lease Financing Receivables

     Gain on sale of leases sold through securitization transactions is recorded as the difference between the proceeds received from the sale of senior and subordinated securities, net of related issuance expenses, and the cost basis of the leases allocated to the securities sold. The cost basis of the leases is allocated to the senior and subordinated securities, the trust certificate and the servicing asset on a relative fair value basis on the date of sale. The fair value of the senior and subordinated securities which have been sold is based on the price at which such securities are sold through public issuances and private placement transactions, while the fair market value of the trust certificate, the subordinated securities which have been retained and the servicing asset is based on our estimate of our fair value using a discounted cash flow approach.

     Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for our ongoing recourse obligations, if any. At March 31, 2000, we believe that we do not have any material recourse obligations related to receivables sold through portfolio sales.

     Exposure to Credit Losses

     Management evaluates the collectibility of leases acquired or originated based on the level of recourse provided, if any, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. For leases and loans that are securitized using the criteria for sales of lease financing receivables under generally accepted accounting principles, we provided an allowance for credit losses for loans and leases that were considered impaired during the period from the funding of the loans and leases through the date such loans and leases were sold through our securitization program. When the securitization took place, we reduced the allowance for credit losses for any provision previously recorded for such leases. Any losses expected to be incurred on loans and leases sold were taken into consideration in determining the fair value of any Trust Certificates retained and recourse obligations accrued, if any. For loans and leases that we retain on our balance sheet, we provide an allowance for credit losses for retained loans and leases which we consider impaired based on management's assessment of the risks inherent in the lease receivables. Management monitors the allowance on an ongoing basis based on our current assessment of the risks and losses identified in the portfolio.

     Our allowance for credit losses on lease receivables and our valuation of the Trust Certificates retained in our securitization transactions are based on management's current assessment of the risks inherent in our lease receivables from national and regional economic conditions, industry conditions, concentrations, financial conditions of the obligors,

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


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

     Comprehensive Income

     In January 1998, we adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The only component of comprehensive income other than net income was foreign currency translation adjustments that commenced with the acquisition of our first foreign subsidiary in July 1998.


                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             2000         1999
                                                           -------      -------
     Net income ..........................................  $ 146        $  31
     Other comprehensive loss:
     Foreign currency translation adjustment, net of tax..   (228)        (210)
                                                            -----        -----
     Comprehensive loss ..................................  $ (82)       $(179)
                                                            =====        =====


      Foreign Currency Translation

     The financial statements of our foreign subsidiaries were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average exchange rate for the period for the statement of operations. Balance sheet translation adjustments, net of related deferred taxes, are reflected as other comprehensive loss in the stockholders' equity section of our consolidated balance sheet and, accordingly, have no impact on net income or loss.

      Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management has not quantified the effect that SFAS No. 133 will have on our financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amends the effective date of SFAS No. 133. SFAS No. 133 is now

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


effective for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 as of January 1, 2001 and are currently evaluating the impact of such adoption on our consolidated financial statements.

3.   EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):


                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                         ---------------------------
                                                            2000            1999
                                                         -----------     -----------
Earnings per common share, basic:
   Net income ......................................     $       146     $        31
   Preferred stock dividends .......................            --              --
                                                         -----------     -----------
   Net income available to common stockholders .....     $       146     $        31
                                                         ===========     ===========

   Weighted average shares outstanding .............      19,035,693      14,226,138
                                                         ===========     ===========

   Earnings per common share, basic ................     $      0.01     $      0.00
                                                         ===========     ===========

Earnings per common share, diluted:
   Net income ......................................     $       146     $        31
                                                         ===========     ===========

   Weighted average shares outstanding .............      19,035,693      14,226,138
   Dilutive securities:
     Options .......................................         724,830         157,085
     Redeemable preferred stock ....................           5,362          55,124
                                                         -----------     -----------

   Weighted average shares outstanding, diluted ....      19,765,885      14,438,347
                                                         ===========     ===========

   Earnings per common share, diluted ..............     $      0.01     $      0.00
                                                         ===========     ===========


     The computation of diluted earnings per share for the three months ended March 31, 2000 excludes options to purchase approximately 331,000 shares of common stock that have exercise prices (ranging from $18.375 to $24.00 per share) greater than the $18.33 per share average market price for the period and would thus be anti-dilutive if exercised.

     The computation of diluted earnings per share for the three months ended March 31, 1999 excludes options to purchase approximately 995,000 shares of common stock that have exercise prices ranging from $11.25 to $23.94 per share that were outstanding during the first three months of 1999, because such options were anti-dilutive.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.   ALLOWANCE FOR CREDIT LOSSES

     In assessing our exposure to credit losses, management generally segregates the leases acquired under our Private Label program from those acquired or originated under our Retail and Wholesale programs due to the differing levels of credit protection available to us under the various lease funding programs. The following table sets forth the allowance for credit losses for our Private Label program and our Retail and Wholesale programs for the three months ended March 31, 2000 and 1999:


                                                                                PRIVATE      RETAIL/
                                                                                 LABEL      WHOLESALE      TOTAL (2)
                                                                                --------    ---------      ---------
Balance at December 31, 1999 ..............................................     $    385     $  9,736      $ 10,121

   Provision for credit losses ............................................          101        4,823         4,924
   Charge-offs, net of recoveries, on leases acquired or originated .......            9       (3,270)       (3,261)
   Reduction of allowance for leases sold (1) .............................         --           (756)         (756)
   Allowance related to leases acquired through business combinations .....         --            255           255
   Charge-offs, net of recoveries, on leases acquired through business
     combinations .........................................................         --           (174)         (174)
                                                                                --------     --------      --------
Balance at March 31, 2000 .................................................     $    495     $ 10,614      $ 11,109
                                                                                ========     ========      ========

Balance at December 31, 1998 ..............................................     $     83     $  4,680      $  4,763

   Provision for credit losses ............................................           74        2,013         2,087
   Charge-offs, net of recoveries, on leases acquired or originated .......            5          (84)          (79)
   Reduction of allowance for leases sold (1) .............................         --           (155)         (155)
   Charge-offs, net of recoveries, on leases acquired through business
     combinations .........................................................         --           (314)         (314)
                                                                                --------     --------      --------
Balance at March 31, 1999 .................................................     $    162     $  6,140      $  6,302
                                                                                ========     ========      ========

--------

(1) In connection with the sales of leases, we reduce the allowance for credit losses for any provision previously recorded for such leases, since once the leases are sold we retain no risk of loss related to the leases sold.

(2) During the three months ended March 31, 1999 and 2000, leases originated through our Captive Finance program were approximately $49 million and $20 million, respectively, all of which were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to us. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     The following table sets forth certain information regarding our allowance for credit losses for leases originated under our Private Label program and our Retail and Wholesale programs:


                                                                                  AS OF MARCH 31, 2000
                                                             ---------------------------------------------------------------
                                                               PRIVATE
                                                              LABEL (1)              RETAIL/WHOLESALE (4)            TOTAL
                                                             -----------    -------------------------------------   --------
                                                                            LEASES ORIGINATED   LEASES ORIGINATED
                                                                            WITH RECOURSE OR    WITHOUT RECOURSE
                                                                              CASH HOLDBACK     OR CASH HOLDBACK
                                                                                RESERVES            RESERVES
                                                                            -----------------   -----------------
Lease financing receivables, net .......................     $   256,132        $ 55,188            $550,093        $861,413(2)(3)
Allowance for credit losses ............................             495             138              10,476          11,109
Allowance as a percentage of lease financing
     receivables, net ..................................            0.19%           0.25%               1.90%           1.29%

Credit protection available for leases outstanding:

     Ratio of recourse to Private Label Source
        or to Retail vendors to lease financing
        receivables outstanding ........................           11.72%          32.03%
     Ratio of cash holdback reserves outstanding to
        total leases outstanding .......................            3.27%           3.64%

                                                                                   AS OF DECEMBER 31, 1999
                                                             ---------------------------------------------------------------
                                                               PRIVATE
                                                              LABEL (1)              RETAIL/WHOLESALE (4)            TOTAL
                                                             -----------    -------------------------------------   --------
                                                                            LEASES ORIGINATED   LEASES ORIGINATED
                                                                            WITH RECOURSE OR    WITHOUT RECOURSE
                                                                              CASH HOLDBACK     OR CASH HOLDBACK
                                                                                RESERVES            RESERVES
                                                                            -----------------   -----------------
Lease financing receivables, net .......................    $    326,330        $ 35,429            $493,584        $855,343(2)(3)
Allowance for credit losses ............................             385              89               9,647          10,121
Allowance as a percentage of lease financing
     receivables, net ..................................            0.12%           0.25%               1.95%           1.18%

Credit protection available for leases outstanding:

     Ratio of recourse to Private Label Source
        or to Retail vendors to lease financing
        receivables outstanding ........................           11.40%          43.23%
     Ratio of cash holdback reserves outstanding to
        total leases outstanding .......................            3.31%           1.23%

--------------------

(1) Under the Private Label program, we seek to minimize our losses through a security interest in the equipment and leases funded through the program, recourse to the Private Label Source which is generally collateralized by holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to us, management takes into consideration the ability of the Private Label Source to honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value.

(2) Does not reflect the reduction of allowance for credit losses provided for the underlying lease financing receivables.

(3) Excludes lease financing receivables outstanding under the Captive Finance program. As of March 31, 2000 and December 31, 1999, lease financing receivables outstanding under the Captive Finance program were $22,650,000 and $26,726,000, respectively. Leases originated through our Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of origination without recourse to us. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

(4) Management analyzes the collectibility of leases acquired or originated pursuant to our Retail and Wholesale programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors, including availability of recourse and cash holdback reserves.


     The following table sets forth our charge-off experience with respect to leases in our portfolio:


                                                               FOR THE  THREE MONTHS
                                                                ENDED MARCH 31, 2000
                                                               ---------------------
Average balance of leases outstanding during the period ...          $ 898,642
                                                                     =========
Net losses (recoveries) experienced on leases acquired:
   Private Label program ..................................          $      (9)
   Retail and Wholesale programs ..........................              3,270
                                                                     ---------

     Total ................................................          $   3,261
                                                                     =========

Net Loss Ratio as a percentage of average balance of leases
   outstanding ............................................               0.36%
                                                                     =========


     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. During that period, the majority of the leases were sold for the same quarter in which the leases were originated. As a result, the average balance of leases retained on our balance sheet and the related charge-offs were very low. Effective July 1, 1998, we altered the structure of our securitization transactions so as to retain leases on our balance sheet. Due to this change, the net loss ratio information as of March 31, 1999 is not comparable to the information as of March 31, 2000. The net loss ratio as a percentage of average balance of leases outstanding for the first three months of 1999 was 0.02%.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


5.   DELINQUENCY STATISTICS

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


                                                  AS OF MARCH 31, 2000
                             ----------------------------------------------------------------
                                PRIVATE          RETAIL/          CAPTIVE
                                 LABEL          WHOLESALE        FINANCE(1)        TOTAL (2)
                             -------------    -------------    -------------    -------------
Gross leases outstanding..   $     832,403    $     804,054    $      24,498    $   1,660,955
31-60 days past due ......            0.90%            2.04%            1.80%            1.46%
61-90 days past due ......            0.32%            0.76%            0.61%            0.54%
Over 90 days past due ....            0.39%            1.49%            1.20%            0.93%
                             -------------    -------------    -------------    -------------
     Total past due ......            1.61%            4.29%            3.61%            2.93%
                             =============    =============    =============    =============

                                                 AS OF DECEMBER 31, 1999
                             ----------------------------------------------------------------
                                PRIVATE          RETAIL/         CAPTIVE
                                 LABEL          WHOLESALE       FINANCE(1)          TOTAL
                             -------------    -------------    -------------    -------------
Gross leases outstanding..   $     794,503    $     747,191    $      28,864    $   1,570,558
31-60 days past due ......            1.03%            1.75%            0.60%            1.36%
61-90 days past due ......            0.42%            0.89%            0.99%            0.66%
Over 90 days past due ....            0.41%            1.50%            0.47%            0.93%
                             -------------    -------------    -------------    -------------
     Total past due ......            1.86%            4.14%            2.06%            2.95%
                             =============    =============    =============    =============

--------------------

(1) Leases originated through our Captive Finance program were either acquired with substantial cash holdback from the vendor (included in holdback reserves payable on the condensed consolidated balance sheet) or financed with third parties at the time of origination without recourse to us.

(2) As the portfolio of leases owned and serviced by us matures, we expect delinquency rates to approach levels of delinquencies of our earlier securitization pools which are currently in the range of 4% to 6%.

6.   LEASE FINANCING RECEIVABLES

     Lease financing receivables consisted of the following as of March 31, 2000 and December 31, 1999:


                                                      MARCH 31,     DECEMBER 31,
                                                        2000           1999
                                                     -----------    ------------
     Minimum lease payments ......................   $ 1,061,981    $ 1,072,183
     Estimated unguaranteed residual value .......        19,222         17,788
     Initial direct costs ........................        18,002         16,677
     Unearned income .............................      (215,142)      (224,579)
     Allowance for credit losses .................       (11,109)       (10,121)
                                                     -----------    -----------
             Lease financing receivables, net ....   $   872,954    $   871,948
                                                     ===========    ===========

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


7.   DEBT

     Total debt consisted of the following as of March 31, 2000 and December 31, 1999:


                                                           MARCH 31,    DECEMBER 31,
                                                             2000           1999
                                                           ---------    ------------
Nonrecourse Debt:
  Securitized Warehouse Facilities .....................   $361,503       $343,458
  Public Securitized Transactions:
      Series 1998-1 securitization .....................     63,807         71,110
      Series 1999-1 securitization .....................    158,678        176,429
      Series 1999-2 securitization .....................    148,702        159,257
                                                           --------       --------
             Total Public Securitized Transactions .....    371,187        406,796
                                                           --------       --------

  Other Nonrecourse Debt ...............................     13,820         15,841
                                                           --------       --------
             Total Nonrecourse Debt ....................    746,510        766,095
Other Debt (acquired through business combinations) ....     26,602         27,425
Subordinated Notes Payable .............................      1,000          1,000
                                                           --------       --------
             Total Debt ................................   $774,112       $794,520
                                                           ========       ========


     We classify our indebtedness as either nonrecourse debt or debt based on the structure of the debt instrument that defines our obligations. Nonrecourse debt includes amounts outstanding related to leases included in securitized warehouse facilities, public securitized transactions, or individual or groups of leases funded under nonrecourse funding arrangements with specific financing sources. Amounts outstanding in these instances are classified as nonrecourse debt because we have no obligation to ensure that investors or funding sources receive the full amount of principal and interest which may be due to them under their funding arrangement. In these instances, the investors or financing sources may only look to specific leases and the associated cashflows for the ultimate repayment of amounts due to them. In the event the cashflow associated with specific leases funded under these circumstances are insufficient to fully repay amounts due, the investor or financing source withstands the full risk of loss. Other debt and subordinated notes payable includes amounts due to financing sources for which we are responsible for full repayment of principal and interest.

8.   ACQUISITION

     During the first quarter of 2000, we purchased an additional $12.3 million of lease receivables related to Capital Alliance Financial Services, which specializes in the leasing of specialty vehicles such as hearses, limousines and shuttle buses.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


9.   SEGMENT INFORMATION

     We acquire and originate loans and leases primarily through our Private Label, Retail/Wholesale, and Captive Finance programs. The following tables present certain financial information by operating segment.


                                               FOR THE THREE MONTHS
                                                  ENDED MARCH 31,
                                            --------------------------
                                               2000           1999
                                            -----------    -----------
Revenues:
   Private Label ........................   $    10,464    $     3,815
   Retail/Wholesale .....................        21,424         14,887
   Captive Finance ......................           763            666
                                            -----------    -----------
     Total ..............................   $    32,651    $    19,368
                                            ===========    ===========

Income before provision for income taxes:
   Private Label ........................   $     5,020    $     1,264
   Retail/Wholesale .....................           945          3,037
   Captive Finance ......................          (484)          (133)
   Corporate ............................        (5,155)        (3,880)
                                            -----------    -----------
     Total ..............................   $       326    $       288
                                            ===========    ===========

                                                      AS OF
                                            ---------------------------
                                             MARCH 31,     DECEMBER 31,
                                               2000           1999
                                            -----------    ------------
Total assets:
   Private Label ........................   $   273,219    $   356,368
   Retail/Wholesale .....................       663,434        566,798
   Captive Finance ......................        22,902         26,944
   Corporate ............................        30,940         64,242
                                            -----------    -----------

     Total ..............................   $   990,495    $ 1,014,352
                                            ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1999 AND 2000

     Revenues increased $13.3 million, or 69%, from $19.4 million for the first quarter of 1999 to $32.7 million for the first quarter of 2000, due to significant growth of balance sheet assets which generated higher interest income. In connection with our objective to reduce the amount of lower yielding assets on our balance sheet, in March 2000 we recognized $1.7 million of gain on sale upon completion of the securitization sales process of certain lower yielding Private Label leases utilizing an off balance sheet structure.

     Gains from direct sales of lease financing receivables decreased $0.9 million, or 26%, from $3.2 million for the first quarter of 1999 to $2.3 million for the first quarter of 2000. The decrease is related to a decrease in the volume of leases sold to third parties.

     Interest income increased $12.2 million, or 93%, from $13.2 million for the first quarter of 1999 to $25.4 million for the first quarter of 2000. The increase was related to a 112% increase in our average balance of interest bearing assets outstanding during the first quarter of 2000 primarily as a result of an increase in the lease receivables retained on our balance sheet after securitization.

     Servicing income increased $0.2 million, or 11%, from $1.6 million for the first quarter of 1999 to $1.8 million for the first quarter of 2000. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from an increase in the average balance of leases owned and serviced.

     Salaries and benefits increased $1.3 million, or 26%, from $5.1 million for the first quarter of 1999 to $6.4 million for the first quarter of 2000. The increase in salaries and benefits is directly related to the overall expansion of our business primarily due to the expansion of our Retail network and in part due to an increase in the number of employees in our technology group. Lease originations for our core Retail program increased 47% from the first quarter of 1999 to the first quarter of 2000. The average balance of leases owned and serviced increased 50% from the first quarter of 1999 to the first quarter of 2000. However, due to continued enhancements made to our e-commerce technology platform, we were able to increase efficiency and reduce the level of increase in salaries and benefits in relation to the number of lease originations handled.

     Interest expense increased $7.7 million, or 122%, from $6.3 million in the first quarter of 1999 to $14.0 million for the first quarter of 2000. The increase is primarily related to a 107% increase in the average outstanding borrowings as a result of an increase in the lease receivables retained on our balance sheet after securitization.

     Provision for credit losses increased $2.8 million, or 136%, from $2.1 million for the first quarter of 1999 to $4.9 million for the first quarter of 2000. The increase is primarily due to an increase in lease receivables retained on our balance sheet during the first quarter of 2000 compared to the first quarter of 1999.

     Depreciation and amortization increased $0.3 million, or 23%, from $1.3 million for the first quarter of 1999 to $1.6 million for the first quarter of 2000. Such increase was primarily attributable to a 16% increase in goodwill and other intangible assets from March 1999 to March 2000 resulting from acquisitions made during 1999. Additionally, we experienced a 35% increase in fixed assets from March 1999 to March 2000 as a result of our acquisitions of leasing companies during 1999 and the overall expansion of our business.

     Other general and administrative expenses increased $1.1 million, or 25%, from $4.3 million for the first quarter of 1999 to $5.4 million for the first quarter of 2000. Such increase was attributable to the general expansion of our business and included an increase in expenses related to office rental, postage, filing and title fees, credit report fees, and advertising expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

     Our small business financing business is capital intensive and requires access to substantial short-term and long-term credit to fund the acquisition and origination of loans and equipment leases. Since inception, we have funded our operations primarily through borrowings under our securitized warehouse facilities, sale of our common stock and by including certain of our leases in public and private securitization transactions. We expect to continue to require access to large amounts of capital to maintain and expand our volume of loans and equipment leases and, depending upon market conditions, to complete acquisitions of additional equipment and loan finance businesses.

     We use capital to acquire and originate loans and leases, pay interest expenses, repay obligations in connection with borrowings under our securitized warehouse facilities, and pay operating and administrative expenses, income taxes and capital additions.

     We use our securitized warehouse facilities to fund the acquisition and origination of loans and leases that satisfy the eligibility requirements established under each securitized warehouse facility. These securitized warehouse facilities provide us with advance rates that generally do not require us to utilize our capital during the period that loans and lease receivables are financed under such facilities. The liquidity provided under certain of our securitized warehouse facilities is generally interim in nature and we seek to refinance or resell the loan and lease receivables that were funded under these interim facilities through our public securitization program within three to twelve months.

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

 SECURITIZED WAREHOUSE FACILITIES

     As of March 31, 2000, our six securitized warehouse facilities had an aggregate funding capacity of $1.0 billion. As of April 30, 2000, $502.9 million was available for use under these facilities.

     Through June 30, 1998, our securitized warehouse facilities were structured such that transfers to those facilities were considered sales under generally accepted accounting principles. Effective July 1, 1998, concurrent with our strategic decision to retain our lease receivables on our balance sheet as long-term investments, we modified the structure of our securitized warehouse facilities such that advances under the facilities would be considered debt under generally accepted accounting principles. In the fourth quarter of 1999, we began to de-emphasize the origination channels that generate lower return on equity and to reduce the amount of lower yielding assets on our balance sheet, the objective of which is to utilize our capital more effectively. During 2000 we will continue this strategy to selectively reduce the amount of lower yielding assets on our balance sheet. We will continue to evaluate different structuring alternatives and we will use the structure that provides the best execution.

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

     We have now completed seven permanent public securitization transactions involving the issuance of $1.2 billion of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, the Series 1998-1 transaction in December 1998, the Series 1999-1 transaction in April 1999, the Series 1999-2 transaction in September 1999 and the Series 2000-1 transaction in April 2000.

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

     In connection with the Series 2000-1 transaction, two tranches of Class A Notes, rated Aaa by Moody's Investor Services, Inc. and AAA by Duff & Phelps Credit Rating Co. were sold in the public market. A Class B Note rated AA- by Duff & Phelps Credit Rating Co. and Aa3 by Moody's Investor Services, Inc. was also sold in the public market.

     We were able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1 and 1996-2 securitizations, approximately 96% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, approximately 95% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1998-1, 1999-1 and 1999-2 securitizations, and 100% of the present value of the remaining scheduled payments of the equipment leases included in our Series 2000-1 securitization.

SUBORDINATED NOTES

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

                           FORWARD-LOOKING INFORMATION

     We refer you to "Item 1. Business - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" in our Annual Report on Form 10-K for the year ended December 31, 1999. In connection with the formation of our Internet bank, there can be no assurance that we will acquire Greenbelt Bancshares, Inc. prior to the expiration of the acquisition period granted by the Federal Reserve Board. In the event the transaction is not completed during the allowed acquisition period there is no certainty that the Federal Reserve will grant us an extension of the time limit or, if extended, that we will be able to amend our merger agreement with Greenbelt Bancshares, Inc. past the August 1, 2000 expiration date or complete the transaction as approved by the Federal Reserve for some other reason including, but not limited to, our ongoing discussions with Donaldson, Lufkin & Jenrette regarding the potential division of the technology and finance operations. Our inability to conduct certain of our operations through our planned Internet bank would limit certain of our proposed e-commerce products and service offerings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of our business exposes us to market risk arising from changes in interest rates, credit spreads, and exchange rates. We have instituted risk management policies to monitor and limit these exposures as follows:

INTEREST RATE RISK

     To manage our interest rate risk, we have implemented policies that are designed to minimize changes in our cost of funds associated with changes in benchmark interest rates after loans and lease receivables have been funded. The measurement of market risk associated with financial instruments is meaningful when all related and offsetting transactions are aggregated, and the resulting net positions are identified.

     Our implicit yield on all of our loans and leases is based on a fixed interest rate. We generally obtain initial funding for loans and lease acquisitions and originations through borrowings under our securitized warehouse facilities and, from time to time, depending on market conditions, we include the loans and lease receivables in a securitization transaction or portfolio sale. Because the securitized warehouse facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying loans and leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest rate swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of March 31, 2000, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables that were not permanently securitized.

     The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of March 31, 2000 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

         12-month pre-tax earnings change from increase in benchmark Treasury by 50 basis points:
         (Dollars in thousands)

                  Decrease in pre-tax earnings from increase in interest expense ..  $1,646
                  Increase in pre-tax earnings from decrease in interest expense
                      due to the amortization of swap proceeds ....................   1,412
                                                                                     ------
                  Net decrease in pre-tax earnings ................................  $  234
                                                                                     ======


CREDIT SPREAD RISK

     We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our securitized warehouse facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of March 31, 2000, an increase of 50 basis points in the credit spread would result in a $1.6 million decrease in our pre-tax earnings in the next 12 months, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

FOREIGN EXCHANGE RISK

     We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of March 31, 2000, our pound sterling denominated lease receivables totaled approximately $36.7 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $20.8 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of March 31, 2000, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $144,000 decrease in our pretax earnings in the next 12 months.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     In April 2000, we announced that we have retained Donaldson, Lufkin & Jenrette to explore the division of our technology and finance operations, in order to unlock the value of our technology business.

     Our Internet infrastructure platform has historically been employed in the origination of financial assets for our finance operations. Recently, utilizing our application service provider (ASP) model, we have begun to provide our platform exclusively as a customized, outsourced solution to facilitate B2B transactions. We offer automated financing solutions for business loans, equipment leases and our newest product, trade credit receivables. Our platform provides real-time application processing, credit decisioning, scoring and documentation that integrates with our advanced, automated funding, servicing and collection technologies. By providing this efficient, automated, outsourced solution to customers, we address a critical component in the development of true online B2B marketplaces.

     Furthermore, in fiscal 2000, we look forward to the prospect of launching an Internet-based business-to-business bank devoted exclusively to the banking and financing needs of our small business customers. The Board of Governors of the Federal Reserve Board recently approved our application to become a bank holding company by acquiring all the voting shares of Greenbelt Bancshares, Inc., thereby acquiring Security National Bank of Quanah in Quanah, Texas. This transaction shall not be consummated before the fifteenth calendar day after the April 12, 2000 effective date of the Federal Reserve order, or later than three months after the effective date of this order, unless such periods are extended for good cause by the Board or the Federal Reserve Bank of Dallas, acting pursuant to delegated authority. In addition, this transaction cannot be closed while the Department of Justice reviews the anti-trust implications of this transaction. It is anticipated that this waiting period will expire without comment or action by the Department of Justice. A final decision by us on implementation of this will not occur until Donaldson, Lufkin & Jenrette complete its process of reviewing the potential division of our technology and finance operations.

     Since the beginning of 2000, we have taken important steps to continue to build our online marketplace for small business financing. We signed a series of agreements with leading players in the small business e-commerce arena that will allow us to quickly and efficiently deliver our comprehensive online financing solutions to their customers in the small business community. These alliances, which provide us with significant access to the small business market, are as follows:

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

     o We signed agreements with PurchasePro.com, Inc., a leading provider in browser-based, business-to-business electronic commerce, and EqualFooting.com, Inc., an online small business marketplace for buyers and sellers of industrial supplies.

          PurchasePro.com operates a leading public procurement marketplace and powers private exchanges with its highly scalable, browser-based e-commerce engine. The PurchasePro.com public marketplace and the private exchanges employing its technology make it easy for businesses of all sizes to buy and sell a wide range of products and services. PurchasePro.com can enable businesses to compete more efficiently by potentially reducing procurement costs and greatly increasing employee productivity. PurchasePro.com will utilize our Internet infrastructure, designed to speed transactions and increase the ease of use, to deliver real-time credit solutions to their B2B commercial marketplace customers.

          Equal Footing.com is an online marketplace enabling small businesses in the industrial, manufacturing and construction sections to efficiently purchase maintenance, repair and operating supplies and equipment. The site provides immediate comparison buying from multiple national suppliers and/or the flexibility of soliciting bids from a larger network of small suppliers who can bid on customer requests. EqualFooting.com will utilize our Internet infrastructure to deliver real-time credit solutions to their B2B commercial marketplace customers to enable greater transaction activity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NO                          DOCUMENT
-----------       ----------------------------------------------------
27 (*)        -   Financial Data Schedule

--------------

(*)  Filed herewith

(b) REPORTS ON FORM 8-K - the Registrant filed a Current Report on Form 8-K dated February 1, 2000 (Date of Event: February 1, 2000) in respect to First Sierra Financial, Inc. filing a Certificate of Ownership and Merger on January 26, 2000 to change its corporate name to "SierraCities.com Inc." effective February 1, 2000. The item reported in such Current Report was
     Item 5, Other Information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SIERRACITIES.COM INC.
                                                      (REGISTRANT)


May 15, 2000                                         /s/ SANDY B. HO
------------                                   -----------------------------
   Date                                          Executive Vice President
                                                and Chief Financial Officer
                                               (principal financial officer)

                                 EXHIBIT INDEX

Exhibit
  No.            Description
-------          -----------
27(*)            Financial Data Schedule

--------------
(*) Filed Herewith