Form 10-Q
period 2000-06-30
SIERRACITIES COM INC
filed 2000-08-10
CIK 1034812

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         The number of shares of the registrant's common stock outstanding on August 1, 2000 was 19,048,640.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2000             1999
                                                                                   -------------    ------------
                                                                                    (UNAUDITED)
Lease financing receivables, net ................................................. $     924,106    $   871,948
Cash and cash equivalents ........................................................        28,646         57,083
Other receivables ................................................................         8,666          7,613
Investment in trust certificates .................................................        11,690          9,808
Marketable securities ............................................................         2,406          3,460
Goodwill and other intangible assets, net ........................................        42,250         43,500
Property and equipment, net ......................................................        10,836         11,723
Other assets .....................................................................        12,121          8,627
Current tax receivables ..........................................................           503            590
Deferred income tax asset ........................................................         3,578             --
                                                                                   -------------    -----------
     Total assets ................................................................ $   1,044,802    $ 1,014,352
                                                                                   =============    ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Nonrecourse debt .............................................................. $     810,650    $   766,095
   Other debt ....................................................................        24,972         27,425
   Subordinated notes payable ....................................................         1,000          1,000
Other liabilities:
   Accounts payable and accrued liabilities ......................................        16,812         23,620
   Holdback reserves payable .....................................................        28,627         27,883
   Accrued branch restructuring costs ............................................         3,397             --
   Deferred income taxes .........................................................            --            375
                                                                                   -------------    -----------
     Total liabilities ...........................................................       885,458        846,398
                                                                                   -------------    -----------

Redeemable preferred stock .......................................................            --             70

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares authorized, 19,048,640
         shares and 19,025,311 shares issued and outstanding, respectively .......           190            190
     Additional paid-in capital ..................................................       158,864        158,654
     Retained earnings ...........................................................         1,579          9,147
     Accumulated other comprehensive loss ........................................        (1,289)          (107)
                                                                                   -------------    -----------
     Total stockholders' equity ..................................................       159,344        167,884
                                                                                   -------------    -----------
     Total liabilities and stockholders' equity .................................. $   1,044,802    $ 1,014,352
                                                                                   =============    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED JUNE 30,
                                                                                     --------------------------
                                                                                          2000          1999
                                                                                     -----------    -----------
Gains from direct sales of lease financing receivables ...........................   $       957    $     3,504
Interest income ..................................................................        23,941         17,154
Servicing income .................................................................         2,091          1,956
Other income .....................................................................           931          1,110
                                                                                     -----------    -----------
   Total revenues ................................................................        27,920         23,724
                                                                                     -----------    -----------

Salaries and benefits ............................................................         5,115          5,791
Interest expense .................................................................        14,374          8,945
Provision for credit losses on lease financing receivables .......................         5,531          2,057
Depreciation and amortization ....................................................         1,636          1,299
Other general and administrative .................................................         6,295          4,967
Bank application expenses ........................................................           864             --
Branch restructuring charge ......................................................         6,013             --
                                                                                     -----------    -----------
   Total expenses ................................................................        39,828         23,059
                                                                                     -----------    -----------

Income (loss) before provision (benefit) for income taxes ........................       (11,908)           665
Provision (benefit) for income taxes .............................................        (4,194)           413
                                                                                     -----------    -----------
Net income (loss) ................................................................   $    (7,714)   $       252
                                                                                     ===========    ===========
Earnings (loss) per common share, basic ..........................................   $     (0.40)   $      0.02
                                                                                     ===========    ===========
Earnings (loss) per common share, diluted ........................................   $     (0.40)   $      0.02
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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                     --------------------------
                                                                                          2000          1999
                                                                                     -----------    -----------
Gain on sale of lease financing receivables through securitization transactions ..   $     1,727    $        --
Gains from direct sales of lease financing receivables ...........................         3,301          6,674
Interest income ..................................................................        49,292         30,319
Servicing income .................................................................         3,924          3,603
Other income .....................................................................         2,327          2,496
                                                                                     -----------    -----------
   Total revenues ................................................................        60,571         43,092
                                                                                     -----------    -----------

Salaries and benefits ............................................................        11,533         10,877
Interest expense .................................................................        28,379         15,265
Provision for credit losses on lease financing receivables .......................        10,455          4,144
Depreciation and amortization ....................................................         3,189          2,559
Other general and administrative .................................................        11,720          9,294
Bank application expenses ........................................................           864             --
Branch restructuring charge ......................................................         6,013             --
                                                                                     -----------    -----------
   Total expenses ................................................................        72,153         42,139
                                                                                     -----------    -----------

Income (loss) before provision (benefit) for income taxes ........................       (11,582)           953
Provision (benefit) for income taxes .............................................        (4,014)           670
                                                                                     -----------    -----------
Net income (loss) ................................................................   $    (7,568)   $       283
                                                                                     ===========    ===========
Earnings (loss) per common share, basic ..........................................   $     (0.40)   $      0.02
                                                                                     ===========    ===========
Earnings (loss) per common share, diluted ........................................   $     (0.40)   $      0.02
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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         FOR THE  SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                      ------------------------
                                                                                          2000          1999
                                                                                      ----------    ----------
Cash Flows from Operations:
   Net income (loss) .............................................................    $   (7,568)   $      283
   Reconciliation of net income (loss) to cash provided by operations:
       Depreciation and amortization .............................................         3,189         2,559
       Provision for credit losses on lease financing receivables ................        10,455         4,144
       Gain on sale of lease financing receivables ...............................        (5,028)       (6,674)
       Funding of lease financing receivables, held for sale .....................      (111,035)     (138,942)
       Principal payments received on lease financing receivables, held for
         sale.....................................................................         6,501         4,675
       Proceeds from sales of lease financing receivables, net of trust
         certificates and marketable securities retained, if any .................       310,444       150,572
       Deferred income taxes (credit) ............................................        (3,853)          280
       Branch restructuring charge ...............................................         6,013            --
       Bank application expenses .................................................           864            --
       Accumulated translation adjustments .......................................        (1,182)         (384)
       Changes in assets and liabilities, net of effects from acquisitions:
             Decrease (increase) in other receivables ............................        (1,063)        6,851
             Increase in other assets ............................................        (3,912)       (1,145)
             Increase (decrease) in accounts payable and accrued liabilities .....        (7,714)        5,148
             Increase in holdback reserve payable ................................           744         7,536
             Increase in income taxes ............................................            83         1,813
                                                                                      ----------    ----------
                  Net Cash Provided by Operations ................................       196,938        36,716
                                                                                      ----------    ----------
Cash Flows from Investing Activities:
       Funding of lease financing receivables, held for investment ...............      (400,588)     (392,003)
       Principal payments received on lease financing receivables, held
         for investment ..........................................................       148,253        53,936
       Expenditures for property and equipment ...................................        (2,935)       (1,810)
       Expenditures for acquisitions, including acquisition costs,
         less cash acquired ......................................................       (12,347)      (12,369)
                                                                                      ----------    ----------
                  Net Cash Used in Investing Activities ..........................      (267,617)     (352,246)
                                                                                      ----------    ----------
Cash Flows from Financing Activities:
       Proceeds from securitized warehouse facilities, net of repayments .........        42,102       311,124
       Proceeds from issuance of common stock, net and exercise of stock
         options..................................................................           140        68,408
                                                                                      ----------    ----------
                  Net Cash Provided by Financing Activities ......................        42,242       379,532
                                                                                      ----------    ----------
Net Increase (Decrease) in Cash and Cash Equivalents .............................       (28,437)       64,002
Cash and Cash Equivalents at January 1, ..........................................        57,083         7,928
                                                                                      ----------    ----------
Cash and Cash Equivalents at June 30, ............................................    $   28,646    $   71,930
                                                                                      ==========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   THE COMPANY

     Organization

     SierraCities.com Inc. ("SierraCities.com"), formerly First Sierra Financial, Inc., is a leading provider of e-finance solutions for small businesses. Through our Internet-based technology platform, we offer on-line end-to-end business financing fulfillment solutions for specific equipment purchases and for general corporate purposes. We were formed in June 1994 to acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, telecommunications and diagnostic equipment as well as other specialized equipment for the healthcare, automotive, food and hospitality industries. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $30,000 for leases originated in 1999 and $31,000 for leases originated during the first six months of 2000. We fund the acquisition or origination of our leases from working capital or through our securitized warehouse facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to such date, we recorded a gain on sale of lease financing receivables when the receivables were included in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our future securitization transactions so as to retain leases acquired and originated on our balance sheet as long-term investments rather than selling such leases through securitization transactions. We also modified the structure of our securitized warehouse facilities such that they would be considered debt under generally accepted accounting principles. The primary effect from this move to emphasize portfolio lending is a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables. In the fourth quarter of 1999, we began to de-emphasize the origination channels that generate lower return on equity and to reduce the amount of lower yielding assets on our balance sheet, the objective of which is to utilize our capital more effectively. In connection with this objective, in March 2000, we completed the securitization sales process of certain lower yielding Private Label assets which met the criteria for sales of lease financing receivables under generally accepted accounting principles. Unlike securitizations completed prior to July 1, 1998 in which we retain a trust certificate interest in assets sold, for the gain on sale securitizations completed in the fourth quarter 1999 and the Series 2000-1 completed in April 2000, we received 100% of the present value of the remaining scheduled payments of the equipment leases securitized. We elected securitization as the sales structure to reduce the amount of lower yielding assets on our balance sheet since it provides us with the highest amount of sales proceeds and the most efficient execution. We will continue to evaluate different structuring alternatives including the possibility of reinstituting gain on sale accounting in order to provide the best execution and operating results.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     All dollar amounts in the tabulations in the notes to the condensed consolidated financial statements are stated in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

indicated. Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform with the 2000 presentation.

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

     Gain on portfolio sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for our ongoing recourse obligations, if any. At June 30, 2000, we believe that we do not have any material recourse obligations related to receivables sold through portfolio sales.

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

                                                                     FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,              ENDED JUNE 30,
                                                                  --------------------------  -------------------------
                                                                      2000           1999         2000           1999
                                                                  ------------  ------------  ------------   ----------
Net income (loss) .............................................   $     (7,714) $        252  $     (7,568)   $     283
Other comprehensive loss:
     Foreign currency translation adjustment, net of tax.......           (954)         (174)       (1,182)        (384)
                                                                  ------------  ------------  ------------    ---------

Comprehensive income (loss) ...................................   $     (8,668) $         78  $     (8,750)   $    (101)
                                                                  ============  ============  ============    =========


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

      Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


addresses a limited number of issues causing implementation difficulties for numerous entities that apply to SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not quantified the effect that SFAS No. 133 and SFAS No. 138 will have on our financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended the effective date of SFAS No. 133. Both SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 and SFAS No. 138 as of January 1, 2001 and are currently evaluating the impact of such adoption on our consolidated financial statements.

3.   EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

                                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,              ENDED JUNE 30,
                                                     --------------------------  ---------------------------
                                                          2000         1999           2000          1999
                                                     ------------  ------------  ------------   ------------
Earnings (loss) per common share, basic:
     Net income (loss) ............................  $     (7,714) $        252  $     (7,568)  $        283
     Preferred stock dividends ....................            --            --            --             --
                                                     ------------  ------------  ------------   ------------
     Net income (loss) available to common
        stockholders ..............................  $     (7,714) $        252  $     (7,568)  $        283
                                                     ============  ============  ============   ============
     Weighted average shares outstanding ..........    19,048,640    14,704,204    19,042,166     14,466,602
                                                     ============  ============  ============   ============
     Earnings (loss) per common share, basic ......  $      (0.40) $       0.02  $      (0.40)  $       0.02
                                                     ============  ============  ============   ============
Earnings (loss) per common share, diluted:
     Net income (loss) ............................  $     (7,714) $        252  $     (7,568)  $        283
                                                     ============  ============  ============   ============
     Weighted average shares outstanding ..........    19,048,640    14,704,204    19,042,166     14,466,602
     Dilutive securities:
        Options ...................................            --       872,658            --        514,871
        Redeemable preferred stock ................            --        55,125            --         55,125
                                                     ------------  ------------  ------------   ------------
     Weighted average shares outstanding, diluted .    19,048,640    15,631,987    19,042,166     15,036,598
                                                     ============  ============  ============   ============
     Earnings (loss) per common share, diluted ....  $      (0.40) $       0.02  $      (0.40)  $       0.02
                                                     ============  ============  ============   ============

     In periods with a net loss rather than income available to common stockholders, potentially dilutive securities are antidilutive and, therefore, should not be considered. Accordingly, there is no difference between basic and diluted loss per share for the second quarter of 2000 and the six months ended June 30, 2000.

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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.   ALLOWANCE FOR CREDIT LOSSES

     In assessing our exposure to credit losses, management generally segregates the leases acquired under our Private Label program from those acquired or originated under our Retail and Wholesale programs due to the differing levels of credit protection available to us under the various lease funding programs. The following table sets forth the allowance for credit losses for our Private Label program and our Retail and Wholesale programs for the six months ended June 30, 2000 and 1999:

                                                                                 PRIVATE     RETAIL/
                                                                                  LABEL     WHOLESALE    TOTAL (2)
                                                                                 --------   ---------    ---------
Balance at December 31, 1999.................................................    $    385   $   9,736   $   10,121
   Provision for credit losses ..............................................         227      10,228       10,455
   Charge-offs, net of recoveries, on leases acquired or originated:
     United States ..........................................................          17      (6,757)      (6,740)
     United Kingdom .........................................................          --        (655)        (655)
   Reduction of allowance for leases sold (1) ...............................          --        (934)        (934)
   Allowance related to leases acquired through business combinations .......          --         255          255
   Charge-offs, net of recoveries, on leases acquired through business
     combinations ...........................................................          --        (432)        (432)
                                                                                 --------   ---------   ----------
Balance at June 30, 2000 ....................................................    $    629   $  11,441   $   12,070
                                                                                 ========   =========   ==========

Balance at December 31, 1998 ................................................    $     83   $   4,680   $    4,763

   Provision for credit losses ..............................................         144       4,000        4,144
   Charge-offs, net of recoveries, on leases acquired or originated:
     United States ..........................................................         (33)       (912)        (945)
   Reduction of allowance for leases sold (1) ...............................          --        (431)        (431)
   Allowance related to leases acquired through business combinations .......          --         354          354
   Charge-offs, net of recoveries, on leases acquired through business
     combinations ...........................................................          --        (574)        (574)
                                                                                 --------   ---------   ----------
Balance at June 30, 1999 ....................................................    $    194   $   7,117   $    7,311
                                                                                 ========   =========   ==========

----------

(1) In connection with the sales of leases, we reduce the allowance for credit losses for any provision previously recorded for such leases, since once the leases are sold we retain no risk of loss related to the leases sold.

(2) During the six months ended June 30, 1999 and 2000, leases originated through our Captive Finance program were approximately $106 million and $25 million, respectively, all of which were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to us. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     The following table sets forth certain information regarding our allowance for credit losses for leases originated under our Private Label program and our Retail and Wholesale programs:

                                                                                    AS OF JUNE 30, 2000
                                                     -----------------------------------------------------------------------------
                                                        PRIVATE
                                                       LABEL (1)                    RETAIL/WHOLESALE (4)                 TOTAL
                                                     --------------    -----------------------------------------     -------------
                                                                       LEASES ORIGINATED       LEASES ORIGINATED
                                                                        WITH RECOURSE OR       WITHOUT RECOURSE
                                                                         CASH HOLDBACK         OR CASH HOLDBACK
                                                                           RESERVES                 RESERVES
                                                                       ------------------      -----------------
Lease financing receivables, net ..................  $    252,505         $      71,029        $     592,983        $ 916,517(2)(3)
Allowance for credit losses .......................           629                   178               11,263           12,070
Allowance as a percentage of lease financing
     receivables, net .............................          0.25%                 0.25%                1.90%            1.32%

Credit protection available for leases outstanding:

     Ratio of recourse to Private Label Source
        or to Retail vendors to lease financing
        receivables outstanding ...................         11.84%                33.11%
     Ratio of cash holdback reserves outstanding to
        total leases outstanding ..................          2.90%                 3.08%


                                                                            AS OF DECEMBER 31, 1999
                                                     -----------------------------------------------------------------------
                                                       PRIVATE
                                                       LABEL (1)              RETAIL/WHOLESALE (4)                   TOTAL
                                                     ------------  -----------------------------------------      ----------
                                                                   LEASES ORIGINATED       LEASES ORIGINATED
                                                                   WITH RECOURSE OR         WITHOUT RECOURSE
                                                                     CASH HOLDBACK          OR CASH HOLDBACK
                                                                       RESERVES                 RESERVES
                                                                   -----------------       -----------------
Lease financing receivables, net ..................  $    326,330   $    35,429            $    493,584           $ 855,343(2)(3)
Allowance for credit losses .......................           385            89                   9,647              10,121
Allowance as a percentage of lease financing
     receivables, net .............................          0.12%         0.25%                   1.95%               1.18%

Credit protection available for leases outstanding:

     Ratio of recourse to Private Label Source
        or to Retail vendors to lease financing
        receivables outstanding ...................         11.40%        43.23%
     Ratio of cash holdback reserves outstanding to
        total leases outstanding ..................          3.31%         1.23%

----------
(1) Under the Private Label program, we seek to minimize our losses through a security interest in the equipment and leases funded through the program, recourse to the Private Label Source which is generally collateralized by holdback reserves withheld from the Private Label Source upon purchase of the lease, or a combination of the above. The recourse provisions generally require the Private Label Source to repurchase a receivable when it becomes 90 days past due. The recourse commitment generally ranges from 10% to 20% of the aggregate purchase price of all leases acquired from the Private Label Source. Holdback reserves withheld from the purchase price generally range from 1% to 10% of the aggregate purchase price of the leases acquired from the Private Label Source. In determining whether a lease acquired pursuant to the Private Label program which is considered impaired will result in a loss to us, management takes into consideration the ability of the Private Label Source to

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     honor its recourse commitments and the holdback reserves withheld from the Private Label Source upon purchase of the lease, as well as the credit quality of the underlying lessee and the related equipment value.

(2) Does not reflect the reduction of allowance for credit losses provided for the underlying lease financing receivables.

(3) Excludes lease financing receivables outstanding under the Captive Finance program. As of June 30, 2000 and December 31, 1999, lease financing receivables outstanding under the Captive Finance program were $19,659,000 and $26,726,000, respectively. Leases originated through our Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of origination without recourse to us. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

(4) Management analyzes the collectibility of leases acquired or originated pursuant to our Retail and Wholesale programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors, including availability of recourse and cash holdback reserves.


     The following table sets forth our charge-off experience with respect to leases in our portfolio:


                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------
                                                               2000                             1999
                                                   ------------------------------   ------------------------------
                                                   UNITED STATES   UNITED KINGDOM   UNITED STATES   UNITED KINGDOM
                                                   -------------   --------------   -------------   --------------
     Average balance of leases outstanding
        during the period .......................  $   856,685     $      35,822    $    489,287    $       27,788
                                                   ===========     =============    ============    ==============
     Net losses (recoveries) experienced on
        leases acquired:
        Private Label program ...................  $       (17)    $          --    $         33    $           --
        Retail and Wholesale programs ...........        6,757               655             912                --
                                                   -----------     -------------    ------------    --------------

             Total ..............................  $     6,740     $         655    $        945    $           --
                                                   ===========     =============    ============    ==============
     Net Loss Ratio as a percentage of average
        balance of leases outstanding ...........         0.79%             1.83%           0.19%               --%
                                                   ===========     =============    ============    ==============


     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sale of lease financing receivables under generally accepted accounting principles. During that period, the majority of the leases were sold in the same quarter in which the leases were originated. As a result, the average balance of leases retained on our balance sheet and the related charge-offs were very low. Effective July 1, 1998, we altered the structure of our securitization transactions so as to retain leases on our balance sheet.

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

                                         AS OF JUNE 30, 2000                      AS OF DECEMBER 31, 1999
                           --------------------------------------------  ----------------------------------------------
                            PRIVATE    RETAIL/     CAPTIVE                 PRIVATE    RETAIL/   CAPTIVE
                             LABEL    WHOLESALE   FINANCE(1) TOTAL (2)      LABEL    WHOLESALE  FINANCE(1)     TOTAL
                           ---------  ----------  ---------- ---------   ---------   ---------  ----------  -----------
Gross leases
     outstanding ......... $ 894,420   $ 837,130   $ 21,164  $1,752,714   $794,503    $747,191   $ 28,864   $1,570,558
31-60 days past due.......      0.72%       1.60%      0.22%       1.14%      1.03%       1.75%      0.60%        1.36%
61-90 days past due.......      0.41%       0.72%      0.25%       0.55%      0.42%       0.89%      0.99%        0.66%
Over 90 days past due ....      0.29%       1.33%      0.42%       0.79%      0.41%       1.50%      0.47%        0.93%
                           ---------   ---------   --------  ----------   --------    --------   --------   ----------
     Total past due ......      1.42%       3.65%      0.89%       2.48%      1.86%       4.14%      2.06%        2.95%
                           =========   =========   ========  ==========   ========    ========   ========   ==========

----------
(1) Leases originated through our Captive Finance program were either acquired with substantial cash holdback from the vendor (included in holdback reserves payable on the condensed consolidated balance sheet) or financed with third parties at the time of origination without recourse to us.

(2) As the portfolio of leases owned and serviced by us matures, we expect delinquency rates to approach levels of delinquencies of our earlier securitization pools which are currently in the range of 4% to 6%.

6.   LEASE FINANCING RECEIVABLES

     Lease financing receivables consisted of the following as of June 30, 2000 and December 31, 1999:

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          2000           1999
                                                                                      -----------   -------------
     Minimum lease payments ......................................................    $ 1,119,848   $  1,072,183
     Estimated unguaranteed residual value .......................................         22,811         17,788
     Initial direct costs ........................................................         20,195         16,677
     Unearned income .............................................................       (226,678)      (224,579)
     Allowance for credit losses .................................................        (12,070)       (10,121)
                                                                                      -----------   ------------
             Lease financing receivables, net ....................................    $   924,106   $    871,948
                                                                                      ===========   ============

                                   (UNAUDITED)


7.   DEBT

     Total debt consisted of the following as of June 30, 2000 and December 31, 1999:

                                                                                        JUNE 30,    DECEMBER 31,
                                                                                          2000          1999
                                                                                      -----------   ------------
   Nonrecourse Debt:
     Securitized Warehouse Facilities ............................................    $   260,560   $   343,458
     Public Securitized Transactions:
         Series 1998-1 securitization ............................................         57,275        71,110
         Series 1999-1 securitization ............................................        144,080       176,429
         Series 1999-2 securitization ............................................        137,874       159,257
         Series 2000-2 securitization ............................................        198,262            --
                                                                                      -----------   -----------
                Total Public Securitized Transactions ............................        537,491       406,796
                                                                                      -----------   -----------
     Other Nonrecourse Debt ......................................................         12,599        15,841
                                                                                      -----------   -----------
                Total Nonrecourse Debt ...........................................        810,650       766,095
   Other Debt (acquired through business combinations) ...........................         24,972        27,425
   Subordinated Notes Payable ....................................................          1,000         1,000
                                                                                      -----------   -----------
                Total Debt .......................................................    $   836,622   $   794,520
                                                                                      ===========   ===========


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

     We depend on securitizations for refinancing of amounts outstanding under our securitized warehouse facilities which we utilize to acquire and originate additional leases and loans. Several factors affect our ability to complete securitizations, including general conditions in the securities markets, conditions in the asset-backed securities markets, the credit quality of our portfolio, compliance of our leases with the eligibility requirements established in connection with the securitizations, our ability to obtain third-party credit enhancement, our ability to adequately service our portfolio, and the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations. Any substantial reduction in the availability of the securitization market for our leases and loans or any adverse change in the terms of our securitizations could have a material adverse effect on our business, financial condition and results of operation.

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

     Pursuant to an agreement with the financial guaranty provider for two of our permanently securitized facilities and for one of our securitized warehouse facilities, we are required to comply with certain financial performance provisions. Noncompliance with these provisions by us allows the financial guarantor of the securitized facilities, at its option, in the case of the permanently securitized facilities, to replace us as a servicer of the underlying contracts and, in the case of the securitized warehouse facility, at the financial guarantor's option, to replace us as a servicer of the underlying assets and terminates our ability to fund additional contracts in this facility.

     As of June 30, 2000, we were not in compliance with one of these provisions related to a required maximum permitted level of net loss in any single quarter. We requested that the financial guarantor waive this requirement in these facilities for this period. The financial guarantor has provided us a waiver related to this requirement for each of the permanent securitized facilities and for the securitized warehouse facility for the quarter ended June 30, 2000. This waiver is conditioned upon our execution of an amended agreement whereby an additional provision is added which is related to maintaining a minimum level of interest coverage. We have agreed to this amendment. If our operating results are not satisfactory to meet these covenants in the future, we may need to obtain additional waivers to maintain compliance.

8.   BRANCH RESTRUCTURING CHARGE AND BANK APPLICATION EXPENSES

     In the second quarter of 2000, we recorded a branch restructuring charge of $6.0 million and bank application expenses of $0.9 million (totaling $4.3 million after-tax or $0.23 per fully diluted share).

     The branch restructuring charge pertained to:

               (i) our closure of ten offices in the United States resulting in a work force reduction of approximately 111 employees. The branch restructuring charge included expenses related primarily to severance and other employee costs, lease termination costs and the writedown of certain fixed assets being sold to their estimated net selling price.

               (ii) the temporary suspension of the funding activity in two
                    United Kingdom offices that resulted in a work force reduction of approximately 17 employees. The funding activity was temporarily suspended in the United Kingdom offices that retain originated leases on our balance sheet. This suspension of funding activity will continue until such time as we can find an effective method to finance these originations.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     The branch restructuring charge is summarized as follows:

              United States:
                      Office closure expenses ....................................     $    1,034
                      Severance and other employee costs .........................          1,863
                      Writedown of fixed assets ..................................          1,782
              United Kingdom:
                      Office closure expenses ....................................            467
                      Severance and other employee costs .........................            631
                      Writedown of fixed assets ..................................            236
                                                                                        ---------

              Total ..............................................................      $   6,013
                                                                                        =========


     The $0.9 million of expenses incurred related to our application to become a bank holding company were expensed during the second quarter of 2000 when we withdrew our approved application due to our decision not to implement our banking strategy thereby not becoming a bank holding company. We decided not to implement the banking strategy at this time as we are in the process of potentially splitting our technology and finance operations. In April 2000, we announced that we had retained Donaldson, Lufkin & Jenrette to advise on the potential division of our technology and finance operations.

     Due to the closure of offices in the United States and the United Kingdom, we assessed whether goodwill was impaired as of June 30, 2000 as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on our evaluation of net undiscounted projected cash flows through the remaining amortization period we determined that no impairment existed as of such date.

     We will continue to re-evaluate goodwill and other intangibles whenever significant events or changes occur that might impair recovery of recorded amounts. During the second quarter of 2000 we temporarily suspended the funding activity in the two United Kingdom offices that retain originated leases on our balance sheet. This suspension will continue until we can find an effective method to finance these originations. If an acceptable method of financing cannot be found, we will either permanently close these offices or service the current outstanding lease portfolio of $34.4 million. Either decision would result in goodwill impairment of up to $9.4 million.

     As we previously announced, we are exploring the potential division of our technology and finance operations. Certain transactions, if completed, involve scenarios which may lead to a significant writedown of goodwill. No assurances can be given, however, that any transaction will ultimately be concluded.

9.   ACQUISITION

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


10.  SEGMENT INFORMATION

     We acquire and originate loans and leases primarily through our Private Label, Retail/Wholesale, and Captive Finance programs. The following tables present certain financial information by operating segment.

                                                                      FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                    ENDED JUNE 30,
                                                                 -----------------------------    ------------------------------
                                                                    2000               1999           2000                1999
                                                                 -----------       -----------    -----------        -----------
Revenues:
     Private Label ..............................                $     5,768       $     5,657    $    16,232        $     9,472
     Retail/Wholesale ...........................                     21,782            16,148         43,206             31,035
     Captive Finance ............................                        370             1,919          1,133              2,585
                                                                 -----------       -----------    -----------        -----------

         Total ..................................                $    27,920       $    23,724    $    60,571        $    43,092
                                                                 ===========       ===========    ===========        ===========
Income (loss) before provision (benefit) for income taxes:
     Private Label ..............................                $     1,964       $     2,069    $     6,984        $     3,333
     Retail/Wholesale ...........................                     (7,477)(a)         3,011         (6,532)(a)          6,048
     Captive Finance ............................                       (357)              634           (841)               501
     Corporate ..................................                     (6,038)(b)        (5,049)       (11,193)(b)         (8,929)
                                                                 -----------       -----------    -----------        -----------

         Total ..................................                $   (11,908)      $       665    $   (11,582)       $       953
                                                                 ===========       ===========    ===========        ===========


                                                                                               AS OF
                                                                                     ---------------------------
                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         2000           1999
                                                                                     -----------    ------------
Total assets:
   Private Label .................................................................   $   269,130    $   356,368
   Retail/Wholesale ..............................................................       717,698        566,798
   Captive Finance ...............................................................        19,853         26,944
   Corporate .....................................................................        38,121         64,242
                                                                                     -----------    -----------
     Total .......................................................................   $ 1,044,802    $ 1,014,352
                                                                                     ===========    ===========

----------

(a) A branch restructuring charge of $6.0 million was recorded during the second quarter of 2000. See Note 8.

(b) Bank application expenses of $0.9 million were recorded during the second quarter of 2000. See Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1999 AND 2000

     Revenues increased $4.2 million, or 18%, from $23.7 million for the second quarter of 1999 to $27.9 million for the second quarter of 2000, due to significant growth of balance sheet assets which generated higher interest income.

     Gains from direct sales of lease financing receivables decreased $2.5 million, or 73%, from $3.5 million for the second quarter of 1999 to $1.0 million for the second quarter of 2000. The decrease is related to a decrease in the volume of leases sold to third parties due to unfavorable market conditions during the second quarter of 2000.

     Interest income increased $6.7 million, or 40%, from $17.2 million for the second quarter of 1999 to $23.9 million for the second quarter of 2000. The increase was related to a 45% increase in our average balance of interest bearing assets outstanding during the second quarter of 2000 as a result of an increase in the lease receivables retained on our balance sheet after securitization.

     Servicing income increased $0.1 million, or 7%, from $2.0 million for the second quarter of 1999 to $2.1 million for the second quarter of 2000. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from an increase in the average balance of leases owned and serviced.

     Salaries and benefits decreased $0.7 million, or 12%, from $5.8 million for the second quarter of 1999 to $5.1 million for the second quarter of 2000. The decrease in salaries and benefits is directly related to the work force reduction due to our restructuring. This decrease was offset partly by an increase in the number of employees in our technology group.

         Interest expense increased $5.5 million, or 61%, from $8.9 million in the second quarter of 1999 to $14.4 million for the second quarter of 2000. The increase is related to a 38% increase in the average outstanding borrowings as a result of an increase in the lease receivables retained on our balance sheet after securitization and an increase in interest rates. Interest rates for our securitized debt increased from average of 6.22% in the second quarter of 1999 to an average of 7.20% for the second quarter of 2000.

     Provision for credit losses increased $3.4 million, or 169%, from $2.1 million for the second quarter of 1999 to $5.5 million for the second quarter of 2000. The portion of the lease receivable balance representing the Retail and Wholesale programs increased from 56% at June 30,1999 to 71% at June 30, 2000. Due to the differing levels of credit protection under the various lease funding programs, we record a higher provision for credit losses for the Retail and Wholesale lease receivables than for the other programs. This increase in the Retail and Wholesale lease receivable balance caused the provision for credit loss to increase for the second quarter of 2000 compared to the second quarter of 1999. The increase was also due to the increase in total lease receivables retained on our balance sheet during the second quarter of 2000 compared to the second quarter of 1999, which resulted from our decision to retain leases on our balance sheet effective July 1, 1998.

     Depreciation and amortization increased $0.3 million, or 26%, from $1.3 million for the second quarter of 1999 to $1.6 million for the second quarter of 2000. Such increase was primarily attributable to a 30% increase in fixed assets from June 1999 to June 2000 as a result of the overall expansion of our business and our acquisitions of leasing companies during 1999. Additionally, we experienced an 8% increase in goodwill and other intangible assets from June 1999 to June 2000 resulting from acquisitions made during 1999.

     Other general and administrative expenses increased $1.3 million, or 27%, from $5.0 million for the second quarter of 1999 to $6.3 million for the second quarter of 2000. Such increase was attributable to the general expansion of our business that included an increase in advertising expenses, office rental expenses, credit report fees and filing and title fees.

     Bank application expenses of $0.9 million incurred related to our application to become a bank holding company were expensed during the second quarter of 2000 upon our withdrawal of our approved application due to our decision not to implement our banking strategy thereby not becoming a bank holding company.

     A branch restructuring charge of $6.0 million ($3.8 million after-tax or $0.20 per fully diluted share) was recorded in the second quarter of 2000. This charge pertains to our closure of ten offices in the United States resulting in a work force reduction of approximately 111 employees and our temporary suspension of the funding activity in two United Kingdom offices resulting in a workforce reduction of approximately 17 employees. The restructuring charge consisted of the following: (i) office closure expenses for United States locations of $1.0 million and for United Kingdom locations of $0.5 million, (ii) severance and other employee expenses for United States employees of $1.9 million and for United Kingdom employees of $0.6 million, and (iii) the writedown of certain fixed assets being sold to their estimated net selling price of $1.8 million in the United States and $0.2 million in the United Kingdom.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

     Revenues increased $17.5 million, or 41%, from $43.1 million for the first six months of 1999 to $60.6 million for the first six months of 2000, due to significant growth of balance sheet assets which generated higher interest income. In connection with our objective to reduce the amount of lower yielding assets on our balance sheet, during the first six months of 2000 we recognized $1.7 million of gain on sale upon completion of selling certain lower yielding Private Label leases utilizing an off balance sheet structure.

     Gains from direct sales of lease financing receivables decreased $3.4 million, or 51%, from $6.7 million for the first six months of 1999 to $3.3 million for the first six months of 2000. The decrease is related to a decrease in the volume of leases sold to third parties due to unfavorable market conditions during 2000.

     Interest income increased $19.0 million, or 63%, from $30.3 million for the first six months of 1999 to $49.3 million for the first six months of 2000. The increase was related to a 72% increase in our average balance of interest bearing assets outstanding during the first six months of 2000 as a result of an increase in the lease receivables retained on our balance sheet after securitization.

     Servicing income increased $0.3 million, or 9%, from $3.6 million for the first six months of 1999 to $3.9 million for the first six months of 2000. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from an increase in the average balance of leases owned and serviced.

     Salaries and benefits increased $0.6 million, or 6%, from $10.9 million for the first six months of 1999 to $11.5 million for the first six months of 2000. The increase in salaries and benefits is directly related to an increase in the number of employees in our technology group.

     Interest expense increased $13.1 million, or 86%, from $15.3 million in the first six months of 1999 to $28.4 million for the first six months of 2000. The increase is related to a 66% increase in the average outstanding borrowings as a result of an increase in the lease receivables retained on our balance sheet after securitization and an increase in interest rates. Interest rates for our securitized debt increased from an average of 6.26% for the first six months of 1999 to an average of 7.00% for the first six months of 2000.

     Provision for credit losses increased $6.4 million, or 152%, from $4.1 million for the first six months of 1999 to $10.5 million for the first six months of 2000. The portion of the lease receivables balance representing the Retail and Wholesale programs increased from 56% at June 30,1999 to 71% at June 30, 2000. Due to the differing levels of credit protection under the various lease funding programs, we record a higher provision for credit losses for the Retail and Wholesale lease receivables than for the other programs. This increase in the Retail and Wholesale lease receivables balance caused the provision for credit loss to increase for the first six months of 2000 compared to the first six months of 1999. The increase was also due to an increase in total lease receivables retained on our balance sheet during the first six months of 2000 compared to the first six months of 1999.

     Depreciation and amortization increased $0.6 million, or 25%, from $2.6 million for the first six months of 1999 to $3.2 million for the first six months of 2000. Such increase was primarily attributable to a 30% increase in fixed assets from June 1999 to June 2000 as a result of the overall expansion of our business and our acquisitions of leasing companies during 1999. Additionally, we experienced an 8% increase in goodwill and other intangible assets from June 1999 to June 2000 resulting from acquisitions made during 1999.

     Other general and administrative expenses increased $2.4 million, or 26%, from $9.3 million for the first six months of 1999 to $11.7 million for the first six months of 2000. Such increase was attributable to the general expansion of our business that included an increase in advertising expenses, office rental expenses, credit report fees and filing and title fees.

     Bank application expenses of $0.9 million incurred related to our application to become a bank holding company were expensed during the first six months of 2000 upon our withdrawal of our approved application due to our decision not to implement our banking strategy thereby not becoming a bank holding company.

     A branch restructuring charge of $6.0 million ($3.8 million after-tax or $0.20 per fully diluted share) was recorded in the first six months of 2000. This charge pertains to our closure of ten offices in the United States resulting in a work force reduction of approximately 111 employees and our temporary suspension of the funding activity in two United Kingdom offices resulting in a workforce reduction of approximately 17 employees. The restructuring charge consisted of the following: (i) office closure expenses for United States locations of $1.0 million and for United Kingdom locations of $0.5 million, (ii) severance and other employee expenses for United States employees of $1.9 million and for United Kingdom employees of $0.6 million, and (iii) the writedown of certain fixed assets being sold to their estimated net selling price of $1.8 million in the United States and $0.2 million in the United Kingdom.

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

SECURITIZED WAREHOUSE FACILITIES

     As of June 30, 2000, our six securitized warehouse facilities had an aggregate funding capacity of $1.0 billion. In July 2000, one of our warehouse facilities expired, reducing our aggregate funding capacity by $250.0 million to $752.4 million. In addition, during the second quarter we obtained approval to increase the capacity of one of our securitized warehouse facilities by $100.0 million from $200.0 million to $300.0 million. We are in the process of completing this amended facility. If completed, the aggregate funding capacity would be $852.4 million. As of July 31, 2000, $302.9 million was available for use under the existing facilities.

     Through June 30, 1998, our securitized warehouse facilities were structured such that transfers to those facilities were considered sales under generally accepted accounting principles. Effective July 1, 1998, concurrent with our strategic decision to retain our lease receivables on our balance sheet as long-term investments, we modified the structure of our securitized warehouse facilities such that advances under the facilities would be considered debt under generally accepted accounting principles. In the fourth quarter of 1999, we began to de-emphasize the origination channels that generate lower return on equity and to reduce the amount of lower yielding assets on our balance sheet, the objective of which is to utilize our capital more effectively. During 2000 we will continue this strategy to selectively reduce the amount of lower yielding assets on our balance sheet. We will continue to evaluate different structuring alternatives including the possibility of reinstituting gain on sale accounting in order to provide the best execution and operating results.

PUBLIC SECURITIZATION TRANSACTIONS

     From time to time, depending on market conditions, we securitize the leases and loans in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases and loans through public offerings and private placement transactions.

     We depend on securitizations for refinancing of amounts outstanding under our securitized warehouse facilities which we utilize to acquire and originate additional leases and loans. Several factors affect our ability to complete securitizations, including general conditions in the securities markets, conditions in the asset-backed securities markets, the credit quality of our portfolio, compliance of our leases with the eligibility requirements established in connection with the securitizations, our ability to obtain third-party credit enhancement, our ability to adequately service our portfolio, and the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations. Any substantial reduction in the availability of the securitization market for our leases and loans or any adverse change in the terms of our securitizations could have a material adverse effect on our business, financial condition and results of operation.

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

     We have now completed eight permanent public securitization transactions involving the issuance of $1.5 billion of senior and subordinated securities. We completed the Series 1996-1 and 1996-2 transactions in 1996, the Series 1997-1 transaction in September 1997, the Series 1998-1 transaction in December 1998, the Series 1999-1 transaction in April 1999, the Series 1999-2 transaction in September 1999, the Series 2000-1 transaction in April 2000, and the Series 2000-2 transaction in June 2000.

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

     In connection with the Series 1998-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch, Inc. were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co., and Fitch, Inc. which we retained for future sale in the private market.

     In connection with the Series 1999-1 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch, Inc. were sold in the public market. The Class B-1 and Class B-2 Notes were rated BBB and BB by Duff & Phelps Credit Rating Co. and Fitch, Inc., and were sold and financed on a non-recourse basis in the private market. A Class B-3 Note was rated B by Duff & Phelps Credit Rating Co. and Fitch, Inc., which we retained for future sale in the private market.

     In connection with the Series 1999-2 transaction, four tranches of Class A Notes, rated AAA by Standard and Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch, Inc. were sold in the public market. Class B Notes rated A by Standard and Poor's, A by Duff & Phelps Credit Rating Co., A by Fitch, Inc. and A2 by Moody's Investor Services, Inc. were also sold in the public market. The Class C Note, rated BBB by Duff & Phelps Credit Rating Co. and Fitch, Inc. and the Class D Note, rated BB by Duff & Phelps Credit Rating Co. and Fitch, Inc., were sold and financed on a non-recourse basis in the private market. A Class E Note was rated B by both Duff & Phelps Credit Rating Co. and Fitch, Inc. and was retained by us for future sale in the private market.

     In connection with the Series 2000-1 transaction, two tranches of Class A Notes, rated Aaa by Moody's Investor Services, Inc. and AAA by Duff & Phelps Credit Rating Co. were sold in the public market. A Class B Note rated AA- by Duff & Phelps Credit Rating Co. and Aa3 by Moody's Investor Services, Inc. was also sold in the public market.

     In connection with the Series 2000-2 transaction there were four tranches of Class A Notes sold in the public market. The Class A-1 Notes were rated A-1+ by Standard and Poor's and rated F1+/AAA by Fitch, Inc. and the Class

A-2, Class A-3 and Class A-4 Notes were rated AAA by both Standard and Poor's and Fitch, Inc. The Class B Notes were rated A by both Standard and Poor's and by Fitch, Inc. and were also sold in the public market. We retained the Class C Notes rated BBB by Fitch, Inc., the Class D Notes rated BB by Fitch, Inc., and the Class E Notes rated B by Fitch, Inc. for future sale in the private market.

     We were able to realize approximately 94% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1996-1, 1996-2 and 2000-2 securitizations, approximately 96% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1997-1 securitization, approximately 95% of the present value of the remaining scheduled payments of the equipment leases included in our Series 1998-1, 1999-1 and 1999-2 securitizations, and 100% of the present value of the remaining scheduled payments of the equipment leases included in our Series 2000-1 securitization.

SUBORDINATED NOTES

     In connection with the acquisition of Heritage Credit Services, Inc. in May 1997, we issued a $1.0 million subordinated note payable to the former owner. Such note bears interest at 9% per annum, payable quarterly, with the outstanding principal amount due in May 2002.

UNITED KINGDOM OPERATIONS

     During the second quarter of 2000 we temporarily suspended the funding activity in the two United Kingdom offices that retain originated leases on our balance sheet. This suspension will continue until we can find an effective method to finance these originations. If an acceptable method of financing cannot be found we will either permanently close these offices or service the current outstanding lease portfolio of $34.4 million. Either decision would result in goodwill impairment of up to $9.4 million.

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

                                    YEAR 2000

     The "Year 2000 problem" exists because many computer programs, embedded systems and components were designed to refer to a year by the last two digits of the year, such as "99" for "1999." As a result, some of these systems may not properly recognize that the year that follows "1999" is "2000" and not "1900." If those problems are not corrected, the systems could fail or produce erroneous results. Our computer systems experienced no significant Year

2000 problems and no business interruptions were experienced related to the Year 2000 problem. If any of our significant customers or other counter-parties do not successfully and timely achieve Year 2000 compliance it could have a material effect on our business, results of operations or financial condition.

                           FORWARD-LOOKING INFORMATION

     We refer you to "Item 1. Business - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" in our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of our business exposes us to market risk arising from changes in interest rates, credit spreads and exchange rates. We have instituted risk management policies to monitor and limit these exposures as follows:

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

     Our implicit yield on all of our loans and leases is based on a fixed interest rate. We generally obtain initial funding for loans and lease acquisitions and originations through borrowings under our securitized warehouse facilities and, from time to time, depending on market conditions, we include the loans and lease receivables in a securitization transaction or portfolio sale. Because the securitized warehouse facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying loans and leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest rate swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of June 30, 2000, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables that were not permanently securitized.

     The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of June 30, 2000 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

          12-month pre-tax earnings change from increase in benchmark Treasury by 50 basis points: (Dollars in thousands)

                  Decrease in pre-tax earnings from increase in interest expense ..  $        1,253
                  Increase in pre-tax earnings from decrease in interest expense
                      due to the amortization of swap proceeds ....................           1,010
                                                                                     --------------
                  Net decrease in pre-tax earnings ................................  $          243
                                                                                     ==============

CREDIT SPREAD RISK

     We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our securitized warehouse facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of June 30, 2000, an increase of 50 basis points in the credit spread would result in a $1.3 million decrease in our pre-tax earnings in the next 12 months, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

FOREIGN EXCHANGE RISK

     We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of June 30, 2000, our pound sterling denominated lease receivables totaled approximately $34.4 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $19.2 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of June 30, 2000, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $52,000 decrease in our pretax earnings in the next 12 months.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On May 9, 2000, we held our Annual Meeting of Stockholders. At the meeting the only matter voted upon was the election of directors.

     (b) The persons specified in (c) below were elected to serve as Class III directors of the Company, each for a term of three years or until a successor is elected and qualified. Continuing as directors after the meeting were Richard J. Campo, Robert Ted Enloe, III, Brian E. McManus, Norman J. Metcalfe and David C. Shindeldecker.

     (c) Set forth below is a tabulation of the votes with respect to the election of the specified persons as Class III directors:

                                                                                        VOTES            VOTES
                                                                                         FOR            AGAINST
                                                                                      ----------        -------
     Thomas J. Depping ...........................................................    15,150,984        248,485
     David L. Solomon ............................................................    15,151,126        248,343

ITEM 5.  OTHER INFORMATION

     In April 2000, we announced that we have retained Donaldson, Lufkin & Jenrette to explore the potential division of our technology and finance operations, in order to unlock the value of our technology business. Certain transactions, if completed, involve scenarios that may lead to a significant writedown of goodwill. No assurances can be given, however, that any transaction will ultimately be concluded.

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

     In July 2000, we announced that we have withdrawn our approved application to become a bank holding company. In April 2000, the Board of Governors of the Federal Reserve Board approved our application to become a bank holding company. We decided not to implement the banking strategy at this time as we are in the process of potentially splitting our technology and finance operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NO.                            DOCUMENT
-----------      ----------------------------------------------------
27 (*)           -  Financial Data Schedule

----------

(*)  Filed herewith

(b) REPORTS ON FORM 8-K - there were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    SIERRACITIES.COM INC.
                                                         (REGISTRANT)


      August 10, 2000                                 /s/ SANDY B. HO
---------------------------                   ------------------------------
          Date                                    Executive Vice President
                                                 and Chief Financial Officer
                                               (principal financial officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER         DESCRIPTION
 -------        -----------
   27           Financial Data Schedule