Form 10-Q
period 2000-09-30
SIERRACITIES COM INC
filed 2000-11-13
CIK 1034812

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(MARK ONE)

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]


     The number of shares of the registrant's common stock outstanding on November 1, 2000 was 19,048,640.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2000             1999
                                                                    -------------    -----------
                                                                     (UNAUDITED)
Lease financing receivables, net .................................. $     938,360    $   871,948
Cash and cash equivalents .........................................        56,028         57,083
Other receivables .................................................         7,434          7,613
Investment in trust certificates ..................................        12,458          9,808
Marketable securities .............................................         2,092          3,460
Goodwill and other intangible assets, net .........................        41,644         43,500
Property and equipment, net .......................................         9,784         11,723
Other assets ......................................................        11,339          8,627
Current tax receivables ...........................................           146            590
Deferred income tax asset .........................................         3,735              -
                                                                    -------------    -----------
     Total assets ................................................. $   1,083,020    $ 1,014,352
                                                                    =============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Nonrecourse debt ............................................... $     857,245    $   766,095
   Other debt .....................................................        20,735         27,425
   Subordinated notes payable .....................................         1,000          1,000
Other liabilities:
   Accounts payable and accrued liabilities .......................        13,484         23,620
   Holdback reserves payable ......................................        28,774         27,883
   Accrued branch restructuring costs .............................         2,614              -
   Deferred income taxes ..........................................             -            375
                                                                    -------------    -----------
     Total liabilities ............................................       923,852        846,398
                                                                    -------------    -----------

  Redeemable preferred stock ......................................             -             70

  Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares authorized,
         19,048,640 shares and 19,025,311 shares issued and
         outstanding, respectively ................................           190            190
     Additional paid-in capital ...................................       159,021        158,654
     Retained earnings ............................................         1,682          9,147
     Accumulated other comprehensive loss .........................        (1,725)          (107)
                                                                    -------------    -----------
     Total stockholders' equity ...................................       159,168        167,884
                                                                    -------------    -----------
     Total liabilities and stockholders' equity ................... $   1,083,020    $ 1,014,352
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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                FOR THE THREE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                             --------------------------
                                                                                  2000          1999
                                                                             -----------    -----------
Gain on sale of lease financing receivables through securitization
  transactions ...........................................................   $     1,543    $         -
Gains from direct sales of lease financing receivables ...................         1,975          3,863
Interest income ..........................................................        26,604         20,148
Servicing income .........................................................         2,214          1,795
Other income .............................................................         1,185          1,433
                                                                             -----------    -----------
   Total revenues ........................................................        33,521         27,239
                                                                             -----------    -----------

Salaries and benefits ....................................................         5,093          6,467
Interest expense .........................................................        16,144          9,954
Provision for credit losses on lease financing receivables ...............         4,948          2,967
Depreciation and amortization ............................................         1,541          1,429
Other general and administrative .........................................         5,372          4,926
                                                                             -----------    -----------
   Total expenses ........................................................        33,098         25,743
                                                                             -----------    -----------

Income before provision for income taxes .................................           423          1,496
Provision for income taxes ...............................................           319            785
                                                                             -----------    -----------
Net income ...............................................................   $       104    $       711
                                                                             ===========    ===========
Earnings per common share, basic .........................................   $      0.01    $      0.04
                                                                             ===========    ===========
Earnings per common share, diluted .......................................   $      0.01    $      0.04
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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                              --------------------------
                                                                                   2000          1999
                                                                              -----------    -----------
Gain on sale of lease financing receivables through securitization
   transactions ...........................................................   $     3,270    $         -
Gains from direct sales of lease financing receivables ....................         5,276         10,538
Interest income ...........................................................        75,896         50,467
Servicing income ..........................................................         6,138          5,398
Other income ..............................................................         3,512          3,929
                                                                              -----------    -----------
   Total revenues .........................................................        94,092         70,332
                                                                              -----------    -----------

Salaries and benefits .....................................................        16,626         17,344
Interest expense ..........................................................        44,523         25,219
Provision for credit losses on lease financing receivables ................        15,403          7,112
Depreciation and amortization .............................................         4,730          3,988
Other general and administrative ..........................................        17,092         14,220
Bank application expenses .................................................           864              -
Branch restructuring charge ...............................................         6,013              -
                                                                              -----------    -----------
   Total expenses .........................................................       105,251         67,883
                                                                              -----------    -----------

Income (loss) before provision (benefit) for income taxes .................       (11,159)         2,449
Provision (benefit) for income taxes ......................................        (3,695)         1,455
                                                                              -----------    -----------
Net income (loss) .........................................................   $    (7,464)   $       994
                                                                              ===========    ===========
Earnings (loss) per common share, basic ...................................   $     (0.39)   $      0.06
                                                                              ===========    ===========
Earnings (loss) per common share, diluted .................................   $     (0.39)   $      0.06
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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                      ------------------------
                                                                                          2000          1999
                                                                                      ----------    ----------
Cash Flows from Operations:
   Net income (loss) .............................................................    $   (7,464)   $      994
   Reconciliation of net income (loss) to cash provided by operations:
       Depreciation and amortization .............................................         4,730         3,988
       Provision for credit losses on lease financing receivables ................        15,403         7,112
       Gain on sale of lease financing receivables ...............................        (8,546)      (10,538)
       Funding of lease financing receivables, held for sale .....................      (150,062)     (241,311)
       Principal payments received on lease financing receivables, held for sale .         8,904         3,959
       Proceeds from sales of lease financing receivables, net of trust
         certificates and marketable securities retained, if any .................       174,376       235,592
       Deferred income taxes (credit) ............................................        (3,695)         (497)
       Branch restructuring charge ...............................................         6,013             -
       Bank application expenses .................................................           864             -
       Accumulated translation adjustments .......................................        (1,618)           41
       Changes in assets and liabilities, net of effects from acquisitions:
             Decrease in other receivables .......................................           169         3,701
             Decrease (increase) in other assets .................................        (3,130)          328
             Increase (decrease) in accounts payable and accrued liabilities .....       (11,043)        6,731
             Increase in holdback reserves payable ...............................           891         8,932
             Decrease in accrued branch restructuring costs ......................          (783)            -
             Increase in income taxes ............................................           282         2,385
                                                                                      ----------    ----------
                  Net Cash Provided by Operations ................................        25,291        21,417
                                                                                      ----------    ----------
Cash Flows from Investing Activities:
       Funding of lease financing receivables, held for investment ...............      (505,751)     (543,391)
       Principal payments received on lease financing receivables, held
         for investment ..........................................................       202,540        98,002
       Expenditures for property and equipment ...................................        (3,513)       (2,355)
       Expenditures for acquisitions, including acquisition costs,
         less cash acquired ......................................................       (12,361)      (12,412)
                                                                                      ----------    ----------
                  Net Cash Used in Investing Activities ..........................      (319,085)     (460,156)
                                                                                      ----------    ----------
Cash Flows from Financing Activities:
       Proceeds from securitized warehouse facilities, net of repayments .........       292,599       380,050
       Proceeds from issuance of common stock, net and exercise of stock options .           140        78,810
                                                                                      ----------    ----------

                  Net Cash Provided by Financing Activities ......................       292,739       458,860
                                                                                      ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents .............................        (1,055)       20,121
Cash and Cash Equivalents at January 1, ..........................................        57,083         7,928
                                                                                      ----------    ----------
Cash and Cash Equivalents at September 30, .......................................    $   56,028    $   28,049
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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   THE COMPANY

     Organization

     SierraCities.com Inc. ("SierraCities.com"), formerly First Sierra Financial, Inc., is a leading provider of e-finance solutions for small businesses. Through our Internet-based technology platform, we offer on-line end-to-end business financing fulfillment solutions for specific equipment purchases and for general corporate purposes. We were formed in June 1994 to acquire, originate, sell and service equipment leases relating to a wide range of equipment, including computers and peripherals, software, telecommunications and diagnostic equipment as well as other specialized equipment for the healthcare, automotive, food and hospitality industries. The equipment we finance generally has a purchase price of less than $250,000, with an average of approximately $30,000 for leases originated in 1999 and $31,000 for leases originated during the first nine months of 2000. We fund the acquisition or origination of our leases from working capital or through our securitized warehouse facilities. From time to time, depending on market conditions, we securitize the leases in our portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling beneficial interests in the leases through public offerings and private placement transactions.

     Prior to July 1, 1998, we structured our securitization transactions to meet the criteria for sales of lease financing receivables under generally accepted accounting principles. Thus, for all securitizations completed prior to such date, we recorded a gain on sale of lease financing receivables when the receivables were included in a securitization. Effective as of July 1, 1998, we made a strategic decision to alter the structure of our future securitization transactions so as to retain leases acquired and originated on our balance sheet as long-term investments rather than selling such leases through securitization transactions. We also modified the structure of our securitized warehouse facilities such that they would be considered debt under generally accepted accounting principles. The primary effect from this move to emphasize portfolio lending is a shift from the recognition of an immediate gain upon sale of the lease receivables to the recognition of net interest margin over the lives of the receivables. In the fourth quarter of 1999, we began to de-emphasize the origination channels that generate lower return on equity and to reduce the amount of lower yielding assets on our balance sheet, the objective of which is to utilize our capital more effectively. In connection with this objective, in March 2000, we completed the securitization sales process of certain lower yielding Private Label assets which met the criteria for sales of lease financing receivables under generally accepted accounting principles. Unlike securitizations completed prior to July 1, 1998 in which we retain a trust certificate interest in assets sold, for the gain on sale securitizations completed in the fourth quarter 1999 and the Series 2000-1 completed in April 2000, we received 100% of the present value of the remaining scheduled payments of the equipment leases securitized. We elected securitization as the sales structure to reduce the amount of lower yielding assets on our balance sheet since it provides us with the highest amount of sales proceeds and the most efficient execution. In order to maximize operating results, we continue to evaluate different alternatives relating to the financing and sale of our lease financing receivables. During the third quarter of 2000, we changed the structure of a previously completed securitized transaction such that certain lease financing receivables were recorded as a sale under generally accepted accounting principles which generated a gain on sale through securitization. In the future, we will continue to evaluate different structuring alternatives and may change the structure of other previously securitized transactions so as to generate additional gain on sale though securitization.

     We acquire and originate leases primarily through our Private Label and Retail programs. Under the Private Label program, we are provided protection from credit losses on defaulted leases through a first lien security interest in the underlying equipment, recourse to the source of the lease (the "Source"), which is generally supported by holdback reserves withheld from amounts paid to the Source upon purchase of the lease, or a combination of the above. Leases acquired through the Retail program are originated through relationships with equipment vendors and individual lessees. In addition, we have in the past generated, and may in the future generate, income through the acquisition of lease portfolios and the subsequent sale of such portfolios at a premium.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     Subsequent Event

     On November 6, 2000, we entered into a definitive agreement and plan of merger with VerticalNet Inc. See Note 11.

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

     Gain on direct sales of leases is calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related leases adjusted for our ongoing recourse obligations, if any. At September 30, 2000, we believe that we do not have any material recourse obligations related to receivables sold through direct sales.

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

                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   ------------    -------------    -----------
Net income (loss) .................................  $        104    $        711    $     (7,464)    $      994
Other comprehensive income (loss):
     Foreign currency translation adjustment,
       net of tax .................................           (436)            425          (1,618)            41
                                                     -------------   ------------    -------------    -----------
Comprehensive income (loss) .......................  $       (332)   $      1,136    $     (9,082)    $    1,035
                                                     =============   ============    =============    ===========

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

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply to SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management is continuing to evaluate the effect that SFAS No. 133, as amended by SFAS No. 138, will have on our consolidated financial statements. The specific impact of the adoption cannot be estimated at this time because it is subject to unknown variables at the date of adoption such as actual derivatives and hedging activities and market values of the derivatives. However, we have determined that the adoption of SFAS 133 will likely increase the volatility in other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended the effective date of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133, as amended by SFAS No. 138, as of January 1, 2001.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." This statement requires new disclosures and amendments of the collateral provisions of Statement 125. We will adopt these changes as of December 31, 2000. Other provisions of SFAS No. 140 will apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. We will adopt these provisions of SFAS No. 140 prospectively after March 31, 2001.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

3.   EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                     ------------------------------  ------------------------------
                                                        2000 (1)       1999 (3)          2000 (2)       1999 (4)
                                                     ------------  ----------------  ---------------   ------------
Earnings (loss) per common share, basic:
     Net income (loss) ............................  $        104  $            711  $        (7,464)  $        994
     Preferred stock dividends ....................             -                 -                -              -
                                                     ------------  ----------------  ---------------   ------------
     Net income (loss) available to common
        stockholders ..............................  $        104  $            711  $        (7,464)  $        994
                                                     ============  ================  ===============   ============
     Weighted average shares outstanding ..........    19,048,640        18,871,511       19,044,340     15,951,040
                                                     ============  ================  ===============   ============
     Earnings (loss) per common share, basic ......  $       0.01  $           0.04  $         (0.39)  $       0.06
                                                     ============  ================  ===============   ============
Earnings (loss) per common share, diluted:
     Net income (loss) ............................  $        104  $            711  $        (7,464)  $        994
                                                     ============  ================  ===============   ============
     Weighted average shares outstanding ..........    19,048,640        18,871,511       19,044,340     15,951,040
     Dilutive securities:
        Options ...................................             -           575,661                -        535,135
        Redeemable preferred stock ................             -            55,125                -         55,125
                                                     ------------  ----------------  ---------------   ------------
     Weighted average shares outstanding, diluted .    19,048,640        19,502,297       19,044,340     16,541,300
                                                     ============  ================  ===============   ============
     Earnings (loss) per common share, diluted ....  $       0.01  $           0.04  $         (0.39)  $       0.06
                                                     ============  ================  ===============   ============

--------------------
(1) For the three months ended September 30, 2000, the computation of diluted earnings per share excludes purchase options for approximately 2,471,000 shares of common stock that have exercise prices (ranging from $5.938 to $24.00 per share) greater than the $2.95 per share average market price for the period and would thus be anti-dilutive if exercised.

(2) In periods with a net loss rather than income available to common stockholders, potentially dilutive securities are antidilutive and, therefore, should not be considered. Accordingly, there is no difference between basic and diluted loss per share for the nine months ended September 30, 2000.

(3) For the three months ended September 30, 1999, the computation of diluted earnings per share excludes purchase options for approximately 332,000 shares of common stock that have exercise prices (ranging from $18.375 to $24.00 per share) greater than the $14.75 per share average market price for the period and would thus be anti-dilutive if exercised.

(4) In addition to the 332,000 shares of common stock subject to purchase options excluded in the third quarter of 1999, the computation of diluted earnings per share for the nine months ended September 30, 1999 also excludes options to purchase approximately 680,000 shares of common stock at an exercise price of $11.25 per share that were outstanding during the first three months of 1999 because such options were anti-dilutive.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

4.   ALLOWANCE FOR CREDIT LOSSES

     In assessing our exposure to credit losses, management generally segregates the leases acquired under our Private Label program from those acquired or originated under our Retail and Wholesale programs due to the differing levels of credit protection available to us under the various lease funding programs. The following table sets forth the allowance for credit losses for our Private Label program and our Retail and Wholesale programs for the nine months ended September 30, 2000 and 1999:

                                                                                  PRIVATE     RETAIL/
                                                                                   LABEL     WHOLESALE   TOTAL (2)
                                                                                 --------   ----------- ----------
Balance at December 31, 1999.................................................    $    385   $   9,736   $   10,121

   Provision for credit losses ..............................................         300      15,103       15,403
   Charge-offs, net of recoveries, on leases acquired or originated:
     United States ..........................................................          24     (10,906)     (10,882)
     United Kingdom .........................................................           -        (952)        (952)
   Reduction of allowance for leases sold (1) ...............................           -      (1,635)      (1,635)
   Allowance related to leases acquired through business combinations .......           -         255          255
   Charge-offs, net of recoveries, on leases acquired through business
     combinations ...........................................................           -        (518)        (518)
                                                                                 --------   ---------   ----------
Balance at September 30, 2000 ...............................................    $    709   $  11,083   $   11,792
                                                                                 ========   =========   ==========

Balance at December 31, 1998 ................................................    $     83   $   4,680   $    4,763

   Provision for credit losses ..............................................         230       6,882        7,112
   Charge-offs, net of recoveries, on leases acquired or originated:
     United States ..........................................................         (27)     (2,413)      (2,440)
   Reduction of allowance for leases sold (1) ...............................           -        (702)        (702)
   Allowance related to leases acquired through business combinations .......           -         354          354
   Charge-offs, net of recoveries, on leases acquired through business
     combinations ...........................................................           -        (595)        (595)
                                                                                 --------   ---------   ----------
Balance at September 30, 1999 ...............................................    $    286   $   8,206   $    8,492
                                                                                 ========   =========   ==========

--------------------
 (1) In connection with the sales of leases, we reduce the allowance for credit losses for any provision previously recorded for such leases, since once the leases are sold we retain no risk of loss related to the leases sold.

(2) During the nine months ended September 30, 1999 and 2000, leases originated through our Captive Finance program were approximately $139 million and $25 million, respectively, all of which were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of originations without recourse to us. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     The following table sets forth certain information regarding our allowance for credit losses for leases originated under our Private Label program and our Retail and Wholesale programs:

                                                                           AS OF SEPTEMBER 30, 2000
                                                     ----------------------------------------------------------------
                                                        PRIVATE
                                                        LABEL (1)          RETAIL/WHOLESALE (4)           TOTAL
                                                     --------------  ----------------------------------  ------------
                                                                    LEASES ORIGINATED  LEASES ORIGINATED
                                                                     WITH RECOURSE OR  WITHOUT RECOURSE
                                                                      CASH HOLDBACK    OR CASH HOLDBACK
                                                                        RESERVES          RESERVES
                                                                     ----------------  ----------------
Lease financing receivables, net ..................  $    281,965    $       80,018    $     571,336     $ 933,319(2)(3)
Allowance for credit losses .......................           709               200           10,883        11,792
Allowance as a percentage of lease financing
     receivables, net .............................          0.25%             0.25%            1.90%         1.26%

Credit protection available for leases outstanding:

     Ratio of recourse to Private Label Source
        or to Retail vendors to lease financing
        receivables outstanding ...................         12.07%            37.24%
     Ratio of cash holdback reserves outstanding to
        total leases outstanding ..................          2.91%             2.87%

                                                                           AS OF DECEMBER 31, 1999
                                                     ----------------------------------------------------------------
                                                        PRIVATE
                                                        LABEL (1)          RETAIL/WHOLESALE (4)           TOTAL
                                                     --------------  ----------------------------------  ------------
                                                                    LEASES ORIGINATED  LEASES ORIGINATED
                                                                     WITH RECOURSE OR  WITHOUT RECOURSE
                                                                      CASH HOLDBACK    OR CASH HOLDBACK
                                                                        RESERVES          RESERVES
                                                                     ----------------  ----------------
Lease financing receivables, net ..................  $    326,330    $       35,429    $     493,584     $ 855,343(2)(3)
Allowance for credit losses .......................           385                89            9,647      10,121
Allowance as a percentage of lease financing
     receivables, net .............................          0.12%             0.25%            1.95%         1.18%

Credit protection available for leases outstanding:

     Ratio of recourse to Private Label Source
        or to Retail vendors to lease financing
        receivables outstanding ...................         11.40%             43.23%
     Ratio of cash holdback reserves outstanding to
        total leases outstanding ..................          3.31%              1.23%

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

(3) Excludes lease financing receivables outstanding under the Captive Finance program. As of September 30, 2000 and December 31, 1999, lease financing receivables outstanding under the Captive Finance program were $16,833,000 and $26,726,000, respectively. Leases originated through our Captive Finance program were either acquired with substantial cash holdback from the vendor or financed with third parties at the time of origination without recourse to us. Therefore, no allowance for credit losses was provided for leases originated under the Captive Finance program.

(4) Management analyzes the collectibility of leases acquired or originated pursuant to our Retail and Wholesale programs based on its underwriting criteria, delinquency statistics, historical loss experience, current economic conditions and other relevant factors, including availability of recourse and cash holdback reserves.


     The following table sets forth our charge-off experience with respect to leases in our portfolio:

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------
                                                               2000                            1999
                                                   -----------------------------  -----------------------------
                                                   UNITED STATES UNITED KINGDOM   UNITED STATES  UNITED KINGDOM
                                                   ------------- --------------   -------------  --------------
     Average balance of leases outstanding
        during the period .......................  $   874,053   $      34,555    $    558,272   $       29,744
                                                   ===========   =============    ============   ==============
     Net losses (recoveries) experienced on leases
        acquired:
        Private Label program ...................  $       (24)  $           -    $         27   $            -
        Retail and Wholesale programs ...........       10,906             952           2,413                -
                                                   -----------   -------------    ------------   --------------
             Total ..............................  $    10,882   $         952    $      2,440   $            -
                                                   ===========   =============    ============   ==============
     Net Loss Ratio as a percentage of average
        balance of leases outstanding ...........         1.25%           2.76%           0.44%               -%
                                                   ===========   =============    ============   ==============


     Due to the differing levels of credit protection under the various lease funding programs, we experience higher losses for the Retail and Wholesale lease receivables than for the other programs. The increase in net losses in 2000 was due to an increase in the average lease receivables balance for the Retail and Wholesale programs and an increase in the portion of lease financing receivables in the Retail lease funding programs. The average lease receivables balance for the Retail and Wholesale programs was $321,476,000 for the first nine months of 1999 and $619,523,000 for the first nine months of 2000. The portion of the average lease receivables balance representing the Retail and Wholesale programs increased from 57% for the first nine months of 1999 to 67% for the first nine months of 2000. The increase in net losses in 2000 was also due to the increase in the average seasoning of our lease receivables.

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

                                      AS OF SEPTEMBER 30, 2000                    AS OF DECEMBER 31, 1999
                           --------------------------------------------  -----------------------------------------
                            PRIVATE    RETAIL/     CAPTIVE                PRIVATE    RETAIL/   CAPTIVE
                             LABEL    WHOLESALE   FINANCE(1) TOTAL (2)     LABEL    WHOLESALE FINANCE(1)   TOTAL
                           --------   ---------  --------- ----------    --------  ---------  --------- ----------
Gross leases outstanding . $892,152   $ 807,675  $  18,269 $1,718,096    $794,503  $ 747,191  $  28,864 $1,570,558
31-60 days past due.......    0.71%       1.64%      1.32%      1.15%       1.03%      1.75%      0.60%      1.36%
61-90 days past due.......    0.35%       0.74%      0.76%      0.54%       0.42%      0.89%      0.99%      0.66%
Over 90 days past due ....    0.45%       1.36%      0.37%      0.88%       0.41%      1.50%      0.47%      0.93%
                           --------   ---------   ---------  --------    --------   --------    --------  --------
     Total past due ......    1.51%       3.74%      2.45%      2.57%       1.86%      4.14%      2.06%      2.95%
                           ========   =========   =========  ========    ========   ========    ========  ========

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

6.   LEASE FINANCING RECEIVABLES

     Lease financing receivables consisted of the following as of September 30, 2000 and December 31, 1999:

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2000             1999
                                                                 -------------   ------------
     Minimum lease payments ...................................  $   1,136,785   $  1,072,183
     Estimated unguaranteed residual value ....................         20,115         17,788
     Initial direct costs .....................................         18,890         16,677
     Unearned income ..........................................       (225,638)      (224,579)
     Allowance for credit losses ..............................        (11,792)       (10,121)
                                                                 -------------   ------------
             Lease financing receivables, net .................  $     938,360   $    871,948
                                                                 =============   ============

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

7.   DEBT

     Total debt consisted of the following as of September 30, 2000 and December 31, 1999:

                                                                   SEPTEMBER 30, DECEMBER 31,
                                                                       2000         1999
                                                                   ------------- -----------
   Nonrecourse Debt:
     Securitized Warehouse Facilities .........................    $   363,204   $   343,458
     Public Securitized Transactions:
         Series 1998-1 securitization .........................         50,760        71,110
         Series 1999-1 securitization .........................        115,665       176,429
         Series 1999-2 securitization .........................        128,712       159,257
         Series 2000-2 securitization .........................        187,050             -
                                                                   -----------   -----------
                Total Public Securitized Transactions .........        482,187       406,796
                                                                   -----------   -----------

     Other Nonrecourse Debt ...................................         11,854        15,841
                                                                   -----------   -----------
                Total Nonrecourse Debt ........................        857,245       766,095
   Other Debt (acquired through business combinations) ........         20,735        27,425
   Subordinated Notes Payable .................................          1,000         1,000
                                                                   -----------   -----------
                Total Debt ....................................    $   878,980   $   794,520
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

     Pursuant to an agreement with the financial guaranty provider for two of our permanently securitized facilities and for one of our securitized warehouse facilities, we are required to comply with certain financial performance provisions. Noncompliance with these provisions by us allows the financial guarantor of the securitized facilities, at its option, in the case of the permanently securitized facilities, to replace us as a servicer of the underlying contracts and, in the case of the securitized warehouse facility, at the financial guarantor's option, to replace us as a servicer of the underlying assets and terminates our ability to fund additional contracts in this facility. As of September 30, 2000, we were in compliance with these provisions.


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

     The branch restructuring charge is summarized as follows:

              United States:
                      Office closure expenses ............... $    1,034
                      Severance and other employee costs ....      1,863
                      Writedown of fixed assets .............      1,782
              United Kingdom:
                      Office closure expenses ...............        467
                      Severance and other employee costs ....        631
                      Writedown of fixed assets .............        236
                                                               ---------

              Total .........................................  $   6,013
                                                               =========


     The $0.9 million of expenses incurred related to our application to become a bank holding company were expensed during the second quarter of 2000 when we withdrew our approved application due to our decision not to implement our banking strategy thereby not becoming a bank holding company. We decided not to implement the banking strategy at this time since in April 2000, we announced that we had retained Donaldson, Lufkin & Jenrette to advise on the potential division of our technology and finance operations. Certain transactions, if completed, involve scenarios which may lead to a significant writedown of goodwill. No assurances can be given, however, that any transaction will ultimately be concluded.


9.   ACQUISITION

     During the first quarter of 2000, we purchased an additional $12.3 million of lease receivables related to Capital Alliance Financial Services, which specializes in the leasing of specialty vehicles such as hearses, limousines and shuttle buses.

10.  SEGMENT INFORMATION

     We acquire and originate loans and leases primarily through our Private Label and Retail/Wholesale programs. We discontinued our Captive Finance program during the third quarter of 2000. The following tables present certain financial information by operating segment.

                                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                    -----------------------------    ------------------------------
                                                         2000            1999           2000               1999
                                                    -----------       -----------    -----------        -----------
Revenues:
     Private Label ..............................   $     7,239       $     7,052    $    23,471        $    16,524
     Retail/Wholesale ...........................        26,083            18,706         69,289             49,742
     Captive Finance ............................           199             1,481          1,332              4,066
                                                    -----------       -----------    -----------        -----------
         Total ..................................   $    33,521       $    27,239    $    94,092        $    70,332
                                                    ===========       ===========    ===========        ===========

Income (loss) before provision (benefit) for
  income taxes:
     Private Label ..............................   $     2,372       $     2,895    $     9,356        $     6,228
     Retail/Wholesale ...........................         3,789             2,884         (2,743)(a)          8,932
     Captive Finance ............................           (16)              272           (857)               773
     Corporate ..................................        (5,722)           (4,555)       (16,915)(b)        (13,484)
                                                    -----------       -----------    -----------        -----------
         Total ..................................   $       423       $     1,496    $   (11,159)       $     2,449
                                                    ===========       ===========    ===========        ===========

                                                                        AS OF
                                                            -----------------------------
                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2000              1999
                                                            -------------     -----------
Total assets:
   Private Label .........................................  $     298,778     $   356,368
   Retail/Wholesale ......................................        700,360         566,798
   Captive Finance .......................................         16,939          26,944
   Corporate .............................................         66,943          64,242
                                                            -------------     -----------
     Total ...............................................  $   1,083,020     $ 1,014,352
                                                            =============     ===========

--------------------
(a) A branch restructuring charge of $6.0 million was recorded during the first nine months of 2000. See Note 8.

(b) Bank application expenses of $0.9 million were recorded during the first nine months of 2000. See Note 8.

                     SIERRACITIES.COM INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

11.  SUBSEQUENT EVENT

     On November 6, 2000, we entered into a definitive agreement and plan of merger (the "Merger Agreement") between SierraCities.com and VerticalNet, Inc. ("VerticalNet"). The Merger Agreement provides that SierraCities.com will become a wholly owned subsidiary of VerticalNet, Inc. and will operate as VerticalNet Credit.
     The Merger Agreement provides that this transaction will take the form of an exchange offer in which VerticalNet will offer to exchange VerticalNet common stock, par value $.01 per share, with a value of $7.00 for each share of SierraCities.com common stock, par value $.01 per share, subject to a collar. The number of shares of VerticalNet common stock to be delivered will be based on the average closing price of VerticalNet's common stock over the ten trading days ending two days before the closing of the offer. The collar functions as follows: if the average price is (1) less than $21, the SierraCities.com shareholders shall receive 0.3333 shares for each SierraCities.com share, (2) between $21 and $35, SierraCities.com shareholders shall receive a number of VerticalNet shares equal to $7.00 divided by the average price, (3) between $35 and $51, the SierraCities.com shareholders shall receive 0.2 VerticalNet shares for each SierraCities.com share, and (4) greater than $51, the exchange ratio shall be $10.20 divided by the average price. SierraCities.com will have the right to terminate the Merger Agreement if the average price is less than $15. The exchange offer will be followed by a merger in which VerticalNet common stock will be issued at the same exchange ratio paid in the exchange offer.

     The exchange offer for all of the outstanding shares of SierraCities.com common stock aggregates approximately $133 million, which is approximately $26 million below SierraCities.com's cost basis in its net assets (total stockholders' equity) of $159 million as of September 30, 2000. The proposed acquisition will be accounted for by VerticalNet using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed based on fair value as determined by VerticalNet. SierraCities.com's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with general accepted accounting principles which may be greater or less than the fair value of the assets and liabilities as determined by VerticalNet.

     As a condition to closing, we will be required to move substantially all of our loan and lease portfolios off balance sheet and to use commercially reasonable efforts to dispose of certain other assets. In addition, the closing of the merger is subject to certain other conditions, including, among other things, the tender of at least two-thirds of the outstanding shares of SierraCities.com's common stock, the registration with the Securities and Exchange Commission of the shares of VerticalNet common stock to be issued in connection with the merger and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger is expected to close before yearend. No assurances can be given, however, that this transaction will ultimately be concluded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                SUBSEQUENT EVENT

     On November 6, 2000, we entered into a definitive agreement and plan of merger (the "Merger Agreement") between SierraCities.com and VerticalNet, Inc. ("VerticalNet"). The Merger Agreement provides that SierraCities.com will become a wholly owned subsidiary of VerticalNet, Inc. and will operate as VerticalNet Credit.

     The Merger Agreement provides that this transaction will take the form of an exchange offer in which VerticalNet will offer to exchange VerticalNet common stock, par value $.01 per share, with a value of $7.00 for each share of SierraCities.com common stock, par value $.01 per share, subject to a collar. The number of shares of VerticalNet common stock to be delivered will be based on the average closing price of VerticalNet's common stock over the ten trading days ending two days before the closing of the offer. The collar functions as follows: if the average price is (1) less than $21, the SierraCities.com shareholders shall receive 0.3333 shares for each SierraCities.com share, (2) between $21 and $35, SierraCities.com shareholders shall receive a number of VerticalNet shares equal to $7.00 divided by the average price, (3) between $35 and $51, the SierraCities.com shareholders shall receive 0.2 VerticalNet shares for each SierraCities.com share, and (4) greater than $51, the exchange ratio shall be $10.20 divided by the average price. SierraCities.com will have the right to terminate the Merger Agreement if the average price is less than $15. The exchange offer will be followed by a merger in which VerticalNet common stock will be issued at the same exchange ratio paid in the exchange offer.

     The exchange offer for all of the outstanding shares of SierraCities.com common stock aggregates approximately $133 million, which is approximately $26 million below SierraCities.com's cost basis in its net assets (total stockholders' equity) of $159 million as of September 30, 2000. The proposed acquisition will be accounted for by VerticalNet using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed based on fair value as determined by VerticalNet. SierraCities.com's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with general accepted accounting principles which may be greater or less than the fair value of the assets and liabilities as determined by VerticalNet.

     As a condition to closing, we will be required to move substantially all of our loan and lease portfolios off balance sheet and to use commercially reasonable efforts to dispose of certain other assets. In addition, the closing of the merger is subject to certain other conditions, including, among other things, the tender of at least two-thirds of the outstanding shares of SierraCities.com's common stock, the registration with the Securities and Exchange Commission of the shares of VerticalNet common stock to be issued in connection with the merger and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger is expected to close before yearend. No assurances can be given, however, that this transaction will ultimately be concluded.


                             RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1999 AND 2000

     Revenues increased $6.3 million, or 23%, from $27.2 million for the third quarter of 1999 to $33.5 million for the third quarter of 2000, due to significant growth of balance sheet assets which generated higher interest income.

     During the third quarter of 2000, we changed the structure of a previously completed securitized transaction such that certain lease financing receivables were recorded as a sale under generally accepted accounting principles which generated approximately $1.5 million of gain.

     Gains from direct sales of lease financing receivables decreased $1.9 million, or 49%, from $3.9 million for the third quarter of 1999 to $2.0 million for the third quarter of 2000. The decrease is related to a decrease in the volume of leases sold to third parties.

     Interest income increased $6.5 million, or 32%, from $20.1 million for the third quarter of 1999 to $26.6 million for the third quarter of 2000. The increase was related to a 28% increase in our average balance of interest bearing assets outstanding during the third quarter of 2000 as a result of an increase in the lease receivables retained on our balance sheet after securitization.

     Servicing income increased $0.4 million, or 23%, from $1.8 million for the third quarter of 1999 to $2.2 million for the third quarter of 2000. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from an increase in the average balance of leases owned and serviced.

     Salaries and benefits decreased $1.4 million, or 21%, from $6.5 million for the third quarter of 1999 to $5.1 million for the third quarter of 2000. The decrease in salaries and benefits is directly related to the work force reduction due to our branch restructuring.

     Interest expense increased $6.1 million, or 62%, from $10.0 million in the third quarter of 1999 to $16.1 million for the third quarter of 2000. The increase is related to a 37% increase in the average outstanding borrowings as a result of an increase in the lease receivables retained on our balance sheet after securitization and an increase in interest rates. Interest rates for our securitized debt increased from an average of 6.07% in the third quarter of 1999 to an average of 7.24% for the third quarter of 2000.

     Provision for credit losses increased $1.9 million, or 67%, from $3.0 million for the third quarter of 1999 to $4.9 million for the third quarter of 2000. The portion of the average lease receivables balance representing the Retail and Wholesale programs increased from 56% for the third quarter of 1999 to 70% for the third quarter of 2000. Due to the differing levels of credit protection under the various lease funding programs, we record a higher provision for credit losses for the Retail and Wholesale lease receivables than for the other programs. This increase in the Retail and Wholesale lease receivables balance caused the provision for credit loss to increase for the third quarter of 2000 compared to the third quarter of 1999. The increase was also due to the increase in total lease receivables retained on our balance sheet during the third quarter of 2000 compared to the third quarter of 1999, due to the growth of our portfolio of lease receivables.

     Depreciation and amortization increased $0.1 million, or 8%, from $1.4 million for the third quarter of 1999 to $1.5 million for the third quarter of 2000. Such increase was primarily attributable to a 15% increase in fixed assets from September 1999 to September 2000. Additionally, we experienced a 6% increase in goodwill and other intangible assets from September 1999 to September 2000 resulting from acquisitions made during 1999.

     Other general and administrative expenses increased $0.5 million, or 9%, from $4.9 million for the third quarter of 1999 to $5.4 million for the third quarter of 2000. Such increase was attributable to an increase in advertising and legal expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     Revenues increased $23.8 million, or 34%, from $70.3 million for the first nine months of 1999 to $94.1 million for the first nine months of 2000, due to significant growth of balance sheet assets which generated higher interest income.

     In connection with our objective to reduce the amount of lower yielding assets on our balance sheet, during the first nine months of 2000 we recognized $1.7 million of gain on sale upon completion of selling certain lower yielding Private Label leases utilizing an off balance sheet structure. In addition, during the first nine months of 2000 we changed the structure of a previously completed securitized transaction such that certain lease financing receivables were recorded as a sale under generally accepted accounting principles which generated approximately $1.5 million of gain.

     Gains from direct sales of lease financing receivables decreased $5.2 million, or 50%, from $10.5 million for the first nine months of 1999 to $5.3 million for the first nine months of 2000. The decrease is related to a decrease in the volume of leases sold to third parties due to unfavorable market conditions during 2000.

     Interest income increased $25.4 million, or 50%, from $50.5 million for the first nine months of 1999 to $75.9 million for the first nine months of 2000. The increase was related to a 54% increase in our average balance of interest bearing assets outstanding during the first nine months of 2000 as a result of an increase in the lease receivables retained on our balance sheet after securitization.

     Servicing income increased $0.7 million, or 14%, from $5.4 million for the first nine months of 1999 to $6.1 million for the first nine months of 2000. Servicing income consists of late charge income collected on leases owned and serviced by us and servicing income earned on leases sold under our securitization programs. This increase was due to an increase in late charges collected, which resulted from an increase in the average balance of leases owned and serviced.

     Salaries and benefits decreased $0.7 million, or 4%, from $17.3 million for the first nine months of 1999 to $16.6 million for the first nine months of 2000. The decrease in salaries and benefits is directly related to the work force reduction due to our branch restructuring which occurred during the second quarter of 2000.

     Interest expense increased $19.3 million, or 77%, from $25.2 million in the first nine months of 1999 to $44.5 million for the first nine months of 2000. The increase is related to a 55% increase in the average outstanding borrowings as a result of an increase in the lease receivables retained on our balance sheet after securitization and an increase in interest rates. Interest rates for our securitized debt increased from an average of 6.18% for the first nine months of 1999 to an average of 7.08% for the first nine months of 2000.

     Provision for credit losses increased $8.3 million, or 117%, from $7.1 million for the first nine months of 1999 to $15.4 million for the first nine months of 2000. The portion of the average lease receivables balance representing the Retail and Wholesale programs increased from 57% for the first nine months of 1999 to 67% for the first nine months of 2000. Due to the differing levels of credit protection under the various lease funding programs, we record a higher provision for credit losses for the Retail and Wholesale lease receivables than for the other programs. This increase in the Retail and Wholesale lease receivables balance caused the provision for credit loss to increase for the first nine months of 2000 compared to the first nine months of 1999. The increase was also due to an increase in total lease receivables retained on our balance sheet during the first nine months of 2000 compared to the first nine months of 1999.

     Depreciation and amortization increased $0.7 million, or 19%, from $4.0 million for the first nine months of 1999 to $4.7 million for the first nine months of 2000. Such increase was primarily attributable to a 15% increase in fixed assets from September 1999 to September 2000. Additionally, we experienced a 6% increase in goodwill and other intangible assets from September 1999 to September 2000 resulting from acquisitions made during 1999.

     Other general and administrative expenses increased $2.9 million, or 20%, from $14.2 million for the first nine months of 1999 to $17.1 million for the first nine months of 2000. Such increase was attributable to an increase in advertising expenses, office rental expenses, credit report fees and filing and title fees.

     Bank application expenses of $0.9 million incurred related to our application to become a bank holding company were expensed during the first nine months of 2000 upon our withdrawal of our approved application due to our decision not to implement our banking strategy thereby not becoming a bank holding company.

     A branch restructuring charge of $6.0 million ($3.8 million after-tax or $0.20 per fully diluted share) was recorded in the first nine months of 2000. This charge pertains to our closure of ten offices in the United States resulting in a work force reduction of approximately 111 employees and our temporary suspension of the funding activity in two United Kingdom offices resulting in a workforce reduction of approximately 17 employees. The restructuring charge consisted of the following: (i) office closure expenses for United States locations of $1.0 million and for United Kingdom locations of $0.5 million, (ii) severance and other employee expenses for United States employees of $1.9 million and for United Kingdom employees of $0.6 million, and (iii) the writedown of certain fixed assets being sold to their estimated net selling price of $1.8 million in the United States and $0.2 million in the United Kingdom.


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

 SECURITIZED WAREHOUSE FACILITIES

     As of September 30, 2000, our five securitized warehouse facilities had an aggregate funding capacity of $744.1 million. As of October 31, 2000, $232.0 million was available for use under the existing facilities.

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

     Our implicit yield on all of our loans and leases is based on a fixed interest rate. We generally obtain initial funding for loans and lease acquisitions and originations through borrowings under our securitized warehouse facilities and, from time to time, depending on market conditions, we include the loans and lease receivables in a securitization transaction or portfolio sale. Because the securitized warehouse facilities bear interest at floating rates, whereas the permanent securitizations or portfolio sales bear interest at a spread over the benchmark Treasury rate which is fixed at the time the transaction is completed, we are exposed to the risk of an increase in the cost of funds from adverse interest rate movements during the period from the date of borrowing through the date that the underlying loans and leases are included in a securitization transaction or otherwise sold. We seek to minimize our exposure by entering into amortizing interest rate swap transactions under which the notional amount of the contract changes monthly to match the anticipated amortization of the underlying leases. As of September 30, 2000, we were engaged in various interest rate swap transactions. The total notional amount involved in these transactions closely matched our outstanding balance of lease receivables that were not permanently securitized.

     The following earnings sensitivity analysis assumes an immediate closing of a permanent securitization transaction on lease receivables outstanding as of September 30, 2000 and an increase of 50 basis points in the benchmark Treasury. As indicated in the analysis, an immediate change in the interest rate would have a minimal impact on our earnings because the increase in our cost of funds from an increase in the benchmark Treasury would be substantially offset by a reduction in our cost of funds from the amortization of swap settlement proceeds received when our swap positions are unwound.

         12-month pre-tax earnings change from increase in benchmark Treasury by 50 basis points:
         (Dollars in thousands)

                  Decrease in pre-tax earnings from increase in interest expense ..  $        1,696
                  Increase in pre-tax earnings from decrease in interest expense
                      due to the amortization of swap proceeds ....................           1,395
                                                                                     --------------
                  Net decrease in pre-tax earnings ................................  $          301
                                                                                     ==============

CREDIT SPREAD RISK

     We are also exposed to the risk of an increase in credit spreads between the time we borrow money under our securitized warehouse facilities and the time we securitize or otherwise sell the leases. We can partially offset this type of increase in our cost of funds by engaging in interest rate swap transactions and benefiting from an increase in interest rate swap spreads. However, it is not possible for us to completely offset our credit spread risk through hedging transactions. Based on our lease receivables outstanding as of September 30, 2000, an increase of 50 basis points in the credit spread would result in a $1.7 million decrease in our pre-tax earnings in the next 12 months, provided that there is no corresponding increase in the swap spread which would partially offset the decrease in pre-tax earnings.

FOREIGN EXCHANGE RISK

     We entered the small ticket leasing market in the United Kingdom in the third quarter of 1998 through our acquisition of Suffolk Street Group. As of September 30, 2000, our pound sterling denominated lease receivables totaled approximately $30.1 million. As of the same date, our pound sterling denominated borrowings had an aggregate outstanding balance of approximately $15.7 million. We are exposed to changes in exchange rates when translating these pound sterling denominated revenues and expenses to United States dollars. Based on lease receivables and borrowings outstanding as of September 30, 2000, a 5% decrease in the relative value of the British pound compared to the United States dollar would result in a $27,000 decrease in our pretax earnings in the next 12 months.

     While the earnings sensitivity analyses presented above represent our best estimate of the impact on our earnings and balance sheet of various market rate movements, the actual behavior will likely differ from what we project. From time to time, we recalibrate our assumptions and adjust our modeling techniques as needed to improve the accuracy of the risk measurement results. You should also be aware that actual movements of market interest rates could include changes in the shape of the yield curve and changes in the basis relationship between various market rates, among other changes, which are not captured in the sensitivity analyses presented here.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On August 7, 2000, Mark McQuitty filed a lawsuit in the Superior Court of Orange County, California against SierraCities.com, Inc. and First Sierra Financial, Inc. (collectively "SierraCities") alleging breach of contract, fraud and other related claims. McQuitty's complaint arises out of the June 24, 1998, Merger Agreement between SierraCities and McQuitty's company, The Republic Group, Inc., which resulted in Republic becoming a fully-owned subsidiary of SierraCities. Additional claims arise out of McQuitty's subsequent employment with SierraCities.

     On September 6, 2000, we removed McQuitty's complaint to the United States District Court for the Central District of California. Shortly thereafter, we filed a motion requesting that the District Court enforce McQuitty's earlier agreements to arbitrate his claims related to the Merger Agreement in Houston, Texas and to litigate his remaining claims related to his employment with SierraCities in Delaware. On October 26, 2000, the District Court stayed the employment contract claims, pending the commencement of an arbitration in Houston, Texas. Additionally, the District Court ordered the transfer of all disputes arising from the Merger Agreement to the District of Delaware.

     It is too early to estimate any potential loss and we intend to vigorously defend against the claims.


ITEM 5.  OTHER INFORMATION

     In July 2000, we announced that we have withdrawn our approved application to become a bank holding company. In April 2000, the Board of Governors of the Federal Reserve Board approved our application to become a bank holding company. We decided not to implement the banking strategy at this time as we are in the process of potentially splitting our technology and finance operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT NO.                            DOCUMENT
-----------       -------------------------------------------------------------

27 (*)           -         Financial Data Schedule

--------------
(*)  Filed herewith


(B) REPORTS ON FORM 8-K - there were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SIERRACITIES.COM INC.
                                                       (REGISTRANT)


  November 13, 2000                                  /S/ SANDY B. HO
---------------------                         --------------------------------
     Date                                        Executive Vice President
                                                and Chief Financial Officer
                                               (principal financial officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                            DOCUMENT
-----------       -------------------------------------------------------------

    27            -         Financial Data Schedule